Form 10-Q
period 2013-05-31
Globe Net Wireless Corp.
filed 2013-08-02
CIK 1511820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-172172

GLOBE NET WIRELESS CORP.

(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2302-3 Pacific Plaza

410 Des Voeux Road West

Hong Kong, China

(Address of principal executive offices) (Zip Code)

(852) 37-55-8010

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9.500,000 shares of common stock, $0.001 par value, issued and outstanding as of June 28, 2013.

GLOBE NET WIRELESS CORP.

Financial Statements

(Unaudited)

May 31, 2013

Stated in US Dollars

PAGES

INTERIM BALANCE SHEETS	3

INTERIM STATEMENT OF OPERATIONS	4

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	5

INTERIM STATEMENT OF CASH FLOWS	6

NOTES TO INTERIM FINANCIAL STATEMENTS	7

GLOBE NET WIRELESS CORP. (A Development Stage Company) INTERIM BALANCE SHEETS (Unaudited)

	May 31,	August 31,
ASSETS	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$9,926	$1,588

Total Current Assets	9,926	1,588

INTANGIBLE ASSETS
Website Development – Note 4	190	475

Total Assets	$10,116	$2,063

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$14,049	$8,097
Accrued Liabilities	7,474	16,054
Notes Payable – Note 5	40,000	20,000

Total Current Liabilities	61,523	44,151

STOCKHOLDER'S EQUITY
Common Stock - Note 6
Par Value:$0.001
Authorized 200,000,000 shares
Issued 9,500,000 shares	9,500	9,500
Additional Paid in Capital	7,500	7,500
Deficit Accumulated during the development stage	(68,407)	(59,088)

Total Stockholders' Deficit	(51,407)	(42,088)

Total Liabilities and Stockholders' Equity	$10,116	$2,063

The accompanying notes are an integral part of the financial statements

Going concern – Note 2

GLOBE NET WIRELESS CORP.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS (Unaudited) For the three and nine months ended May 31, 2013 and May 31, 2012 And for the period from September 4, 2009 (Inception) to May 31, 2013

					For the Period
	For the three	For the three	For the nine	For the nine	Sept 4, 2009
	months ended	months ended	months ended	months ended	(inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

EXPENSES

General and administrative expenses	$2,181	$4,912	$7,699	$18,022	$63,780
Incorporation costs	-	-	-	-	1,600

Operating loss before interest	$(2,181)	$(4,912)	$(7,699)	$(18,022)	$(65,380)
Interest	(636)	(403)	(1,620)	(1,004)	(3,027)

Operating loss before income taxes	(2,817)	(5,315)	(9,319)	(19,026)	(68,407)
Income Taxes	-	-	-	-	-

Net loss and comprehensive loss	(2,817)	(5,315)	(9,319)	(19,026)	(68,407)

Loss per share of common stock Basic and diluted
	$0.000	$0.000	$(0.001)	$(0.002)

Weighted average shares of common stock Basic and diluted	9,500,000	$9,500,000	9,500,000	$9,500,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
For the period from September 4, 2009 (Inception) To May 31, 2013
				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	9,500,000	9,500	7,500	-	17,000
Net loss and comprehensive loss	-	-	-	(8,608)	(8,608)
Balance, August 31, 2010	9,500,000	$9,500	$7,500	$(8,608)	$8,392
Net loss and comprehensive loss	-	-	-	(21,514)	(21,514)

Balance, August 31, 2011	9,500,000	9,500	7,500	(30,122)	(13,122)
Net loss and comprehensive loss	-	-	-	(28,966)	(28,966)

Balance, August 31, 2012	9,500,000	9,500	7,500	(59,088)	(42,088)

Net loss and comprehensive loss	-	-	-	(9,319)	(9,319)

Balance, May 31, 2013	9,500,000	$9,500	$7,500	$(68,407)	$(51,407)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS (Unaudited) For the nine months ended May 31, 2013 and May 31, 2012 And for the period from September 4, 2009 (Inception) to May 31, 2013

	For the nine	For the nine	For the period
	months ended	months ended	Sept 4, 2009
	May 31,	May 31,	(inception) to
	2013	2012	May 31, 2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$(9,319)	$(19,026)	$(68,407)
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Amortization	285	285	950
Increase (Decrease) in Operating Liabilities
Accounts Payable	5,952	(9,900)	14,049
Accrued Liabilities	(8,580)	10,179	7,474

Net Cash provided by (used in) Operating Activities	(11,662)	(18,462)	(45,934)

Cash Flows from (used in) Financing Activities
Common shares issued	-	-	17,000
Notes payable	20,000	20,000	40,000

Net Cash provided by (used in) Financing Activities	20,000	20,000	57,000

Cash Flows from (used in) Investment Activities
Intangible Assets	-	-	(1,140)

Net Cash provided by (used in) Investment Activities	-	-	(1,140)

Increase (Decrease) in Cash	8,338	1,538	9,926

Cash at Beginning of Period	1,588	1,437	-

Cash at End of Period	$9,926	$2,975	$9,926

Supplemental cash flow information
Interest	$1,619	$1004	$3,027
Taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2013

1.

Organization and nature of operations

Globe Net Wireless Corp. ("the Company") was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired.

The Company has chosen an August 31 year end.

2.

Basis of Presentation - Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $68,407 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.

Summary of principal accounting policies

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.  While the information presented in the accompanying interim financial statements is unaudited, in includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s August 31, 2012 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles generally accepted in the United States of America.  The results of operation for the six month period are not necessarily indicative of the results expected for the full year or for any future periods.

Development stage company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Entity” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.  Among the disclosures required by ASC Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2013

3.

Summary of principal accounting policies (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in the Slovenia that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Income Taxes

The Company follows the guideline under ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except that resulting from investments by owners and distributions to owners.

For the period ended May 31, 2013, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220

Foreign currency translations

The Company is located and operating outside of the United States of America. The functional currency of the Company is the U.S. Dollar.  At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2013

3.

Summary of principal accounting policies (continued)

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 “Earnings Per Share” (“EPS”).  Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share on not presented.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Financial instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and their carrying values approximate fair value because of their short-term nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value measurements

The Company follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”.  Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements.  As at May 31, 2013, the Company did not have assets or liabilities subject to fair value measurement.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2013

3.

Summary of principal accounting policies (continued)

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”.  The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.  Amortization is based on estimated useful life on a straight line basis and will start when the software is ready for use.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

4.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The website design is amortized over 3 years.

	Cost	Amortization	Net Book Value
May 31, 2013	$1,140	$950	$190
May 31, 2012	$1,140	$570	$570

5.

Notes payable

The company has five notes payable that are unsecured, bear interest at 8% per annum and are due on demand. The interest is classified as accrued liabilities and included in the financial statements.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$683	$5,683
October 4, 2011	5,000	663	5,663
November 4, 2011	10,000	1,258	11,258
December 3, 2013	10,000	392	10,392
Total	$30,000	$2,996	$32,996

There is one unsecured promissory note bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The interest is classified as accrued liabilities and included in the financial statements.

Date	Principal	Interest	Total
May 17, 2013	$10,000	$31	$10,031

Total	$40,000	$3,027	$43,027

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2013

6.

Common stock

During the nine months ended May 31, 2013 and May 31, 2012, there were no transactions of common stock.  There were no warrants or stock options outstanding as of May 31, 2013.

There were no significant non-cash transactions during the period ended May 31, 2013.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Globe Net Wireless Corp. was incorporated under the laws of the State of Nevada, U.S. on September 4, 2009.  Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 15, 2013.

Globe Net is a startup company engaged in the development of proprietary wireless broadband technology for the purpose of becoming a rural internet service provider (RISP).  Globe Net is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets.  Globe Net is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. Globe Net’s mission is to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services.  Through the use of its Internet and wireless connectivity systems, Globe Net will try to provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds.  Globe Net plans to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine-month Period Ended May 31, 2013 Compared to the Nine-month Period Ended May 31, 2012.

Our net loss for the nine-month period ended May 31, 2013 was $9,319 (2012: $19,026), which consisted of general and administration expenses and interest on a note payable.  We did not generate any revenue during either nine-month period in fiscal 2013 or 2012. The decrease in expenses in the current fiscal year relate to a reduction in accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 9,500,000 for the nine-month periods ended May 31, 2013 and 2012.

Three-month Period Ended May 31, 2013 Compared to the Three-month Period Ended May 31, 2012.

Our net loss for the three-month period ended May 31, 2013 was $2,817 (2012: $5315), which consisted of  general and administration expenses and interest on a note payable.  We did not generate any revenue during either three-month period in fiscal 2013 or 2012. The decrease in expenses in the current fiscal year relate to a reduction in accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 9,500,000 for the three-month periods ended May 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2013, our current assets were $9,926 compared to $1,588 in current assets at August 31, 2012. As at May 31, 2013, our current liabilities were $61,523 compared to $44,151 at August 31, 2012. Current liabilities at May 31, 2013 were comprised of $40,000 in notes payable and $14,049 in accounts payable and $7,474 in accrued liabilities.

Stockholders’ deficit increased from $42,088 as of August 31, 2012 to $51,407 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended May 31, 2013, net cash flows used in operating activities were $11,662 consisting of a net loss of $9,319, an adjustment of $285 for amortization and $2,628 in accounts payable and accrued liabilities. For the nine-month period ended May 31, 2012, net cash flows used in operating activities were $18,462 consisting  of a net loss of $19,026, an adjustment of $285 for amortization and $279 in accounts payable and accrued liabilities . Net cash flows used in operating activities were $45,934 for the period from our incorporation on September 4, 2009 to May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended May 31, 2013, we realized $20,000 in net cash from a note payable. We generated $20,000 cash from financing activities in the comparative period in fiscal 2012. For the period from our incorporation on September 4, 2009 to May 31, 2013, net cash provided by financing activities was $57,000 received from proceeds from issuance of common stock ($17,000) and from notes payable ($40,000).

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBE NET WIRELESS CORP.

Dated: July 22, 2013, 2013	By: /s/ Ku Wai Li
Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer