Form 10-K
period 2013-08-31
Globe Net Wireless Corp.
filed 2013-12-16
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-172172

GLOBE NET WIRELESS CORP.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2302-3 Pacific Plaza

410 Des Voeux Road West

Hong Kong, China

(Address of principal executive offices)

Registrant’s telephone number, including area code: (852) 37-55-8010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December , 2013, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.05, these non-affiliate shares have an aggregate market value of $440,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December, 2013, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

TABLE OF CONTENTS

PART I

Item 1: Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All dollar amounts refer to US dollars unless otherwise indicated.

Description of Business

Globe Net is a Nevada company and was incorporated on September 4, 2009.  Globe Net is a startup company engaged in the development of proprietary wireless broadband technology for the purpose of becoming a rural internet service provider (RISP).  Globe Net is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets.  Globe Net is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

Globe Net’s mission is to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services.  Through the use of its Internet and wireless connectivity systems, Globe Net will try to provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds.  Globe Net plans to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China.  See “Plan of Operation” and “Management’s Discussion and Analysis of Financial Condition” below for more information.

Since September 2009, Globe Net has had its executive head office at 2302-3 Pacific Plaza, 410 Des Voeux Road West, Hong Kong.  The telephone number at this office is (852) 37-55-8010.  Globe Net is renting the administrative office on a month to month basis.

Globe Net has an authorized capital of 200,000,000 common shares with a par value of $0.001 per share with 10.8 million common shares currently issued and outstanding.

Globe Net has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Globe Net’s business.

Jumpstart Our Business Startups Act

As an “emerging growth company” Globe Net will be governed by the Jumpstart Our Business Startups Act (the “JOBS Act”).

In April 2012, the JOBS Act was enacted into law.  The JOBS Act provides, among other things:

•

exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing;

•

amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act;

•

relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•

adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•

exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year.  A company will no longer qualify as an “emerging growth company” after the earliest of:

(a)

the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(b)

the completion of the fiscal year of the fifth anniversary of the company's IPO,

(c)

the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(d)

the company becoming a “larger accelerated filer” as defined under the Exchange Act,

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings.  Those exemptions that impact Globe Net are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act will differ from registration statements filed by other companies as follows:

(1)

audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as Globe Net are regardless only required to provide two years of financial statements);

(2)

selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as Globe Net are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(3)

executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies.  Globe Net is a smaller reporting company.  Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts Globe Net’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of Globe Net’s independent registered public accounting firm to file a report on Globe Net’s internal control over financial reporting, although management is still required to file its report on the adequacy of Globe Net’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Exchange Act for companies with a class of securities registered under the Exchange Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement.  The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision.  In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the “emerging growth company’s” IPO.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show.  This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the “emerging growth company” is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of the transition period.

Products

Globe Net plans to deliver high-speed Internet service wirelessly to rural subscribers.  It is Globe Net’s goal is to offer quality, high-speed wireless Internet service to end-users who are without Internet service or underserviced as a result of inferior technologies.  Globe Net intends to develop a new technology that will broadcast an omni-directional wireless signal with a radius of up to approximately 20 miles using 700MHz spectrum.  Unlike microwave, WiFi, or WiMax, direct line of sight is not necessary, which increases its practicality while reducing broadcasting costs.  Globe Net’s Internet and wireless connectivity systems will transmit high-speed Internet service wirelessly over the 600MHz - 800MHz spectrum, 700MHz being the optimal band, at speeds as high as 20Mbps (megabits per second) download and 4Mbps upload.  The signal will be transmitted from an omni-directional antenna mounted on an elevated structure, such as a transmission or communications tower.  Because the signal  is transmitted at a relatively low frequency, it is not as susceptible to obstructions as Wi-Fi or satellite services, as the signal can penetrate through most vegetation and other solid obstacles such as buildings.

To date, Globe Net has not started any research or development on the GNW System.

The possible applications of the GNW System are numerous.  The Internet is a communications infrastructure and has become a necessity for most businesses.  Globe Net will leverage the GNW System to offer a variety of Internet packages and related services.

A.

Broadband Internet Service

1.

Globe Net will offer two residential service options:

(a)

Standard High-Speed – Transfer rates of up to 2.5Mbps download and 1.0Mbps upload.

(b)

X-Streamsm High-Speed – Transfer rates of up to 5.0Mbps download and 1.0Mbps upload.

2.

Globe Net will offer two commercial service options:

(a)

Business Standard – Transfer rates of up to 2.0Mbps download and 1.0Mbps upload.

(b)

Business X-Streamsm – Transfer rates of up to 5.0Mbps download and 3.0Mbps upload.

B.

Voice-Over-IP Telephone Service

Globe Net’s VoIP telephone service will take advantage of many of the GNW System’s unique enhancements, most notably its signal noise reduction (SNR) technology.  The GNW System will improve voice clarity and increase tonal range, so telephone conversations will sound as good as or better than standard land-line service.  Globe Net will deploy its VoIP service once it achieves a monthly subscriber base of at least 300 subscribers in each rural installation community.

Markets

Beginning with and focusing on China and North America, Globe Net plans to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas.  Globe Net will target rural areas or installation communities with the potential for a minimum of 300 subscribers for its Internet packages and related services.  When Globe Net has sufficient revenue and assets to expand, Globe Net plans to expand to other markets where residents and businesses require a rural internet service provider, which may include Europe and South America.

Distribution Methods

Globe Net intends to advertise the availability of the GNW System and related service packages in the target markets through traditional print and radio media.  Distribution of the GNW System will be conducted by an employee or consultant of Globe Net for both the transmitting end and the receiving end of the GNW System.

Status of Products

Globe Net has not developed any products or the GNW System.  GNW plans on procuring and assembling the communication towers in China and delivering the towers via subcontractors.  Mr. Li is presently looking for locations in China to have the towers and other equipment assembled stored.  To date, Mr. Li has not entered into any agreement for an assembly and storage warehouse.

Competitive Conditions

Almost all rural internet service providers who currently offer wireless Internet to rural areas use either standard Wi-Fi (802.11b) or satellite technology.

Wi-Fi / 802.11b

802.11b products appeared on the market in early 2000.  802.11b has a maximum raw data rate of 11 Mbps, with average throughput of about 4.5Mbps.  802.11b devices suffer interference from other products operating in the 2.4GHz band.  When implemented as a rural Internet solution, the path between the transmission tower and the receiving equipment must be in direct line-of-sight or better.  Obstructions, such as trees or snow, can cause connection problems.  Wi-Fi services typically offer speeds of up to 2.5Mbps download and 1.0Mbps upload.  Prices can be relatively low, but speed, reliability, and availability are all common issues.

Satellite

Satellite Internet service is available in even the remotest locations.  However, satellite also requires a completely clear line-of-sight between the dish and the satellite for the system to work.  In addition to the signal being susceptible to absorption and scattering by moisture, it is similarly impacted by the presence of trees and other vegetation in the path of the signal.  Most consumer satellite systems operate above 2 GHz making them sensitive to even minor obstructions such as cloudy skies, heavy rain, or leaves on the receiving dish.  Typical satellite services offer speeds of up to 1.0Mbps download and 256kbps upload.  Pricing can be quite high, and problems such as low speeds, inconsistent connections, and high latency are common

For most major providers, bringing internet service to these remote locations is simply an unprofitable proposition either because there are not enough potential customers or because it is too costly to justify expansion of their network in the area.  Some competitors of Globe Net include Omnicity Corp., a public company located in Rushville, Indiana, and Machlink Corporation, a private company located in Edmonton, Alberta, Canada.

The GNW System offers faster Internet speeds than what some competing companies are currently offering to their rural subscribers.  While higher download speeds are immediately obvious to most internet users (i.e. loading pages faster, downloading content faster), faster upload speeds achievable through the use of the GNW System will appeal to commercial and business users as information can be sent from the location faster.  This is a definite advantage for organizations running servers that often transmit information (i.e. medical, governmental) or, transmit large amounts of information (i.e. file server, content provider).

Some people still regard higher Internet speed as a luxury, only good for loading web pages faster or downloading the latest music videos quicker. However, having faster Internet provides many more advantages not only for consumers but for businesses as well.

Increased Productivity – Users can retrieve large documents, research information, and send and receive email quicker.  Rural business employees do not need to go on trips to other locations for meetings.  Instead, they can join web conferences, allowing businesses save time that would otherwise be spent on several days of travel as well as on money for flights, hotels, meals, and rental cars.

Increased Flexibility – Broadband Internet makes working at home possible. Users can remotely connect to their office computers and perform tasks as if they were in that office.  This makes it possible for employees in remote areas to work as part of a larger office environment without the expense of traveling to and from work.

Internet Telephony – Rural users really take advantage of Voice-Over-IP (VoIP) for their telephone service.  In areas were cellular phone coverage is non-existent or unreliable and land-line service is only partially available, VoIP is a good solution.  Plus, with typically lower monthly and long distance fees, VoIP users can realize substantial cost savings. VoIP will not work well with satellite Internet because of the high latency inherent in that technology.

Expanded Communications – Many people use programs like Skype and Google Chat to video conference or voice chat with family members and friends.  Businesses use web conferencing to have meetings or real-time collaboration software to work on team-centric projects.  Educational establishments are using it to reach out to students who cannot attend classes physically or post videos of lectures for students to download and review at a later time.  All of these applications require high-speed access.

Multimedia Entertainment – Faster Internet delivers better multimedia entertainment. Without real broadband connectivity, viewing videos or downloading music is not a satisfying experience. In fact, some services will not even work without a fast enough Internet connection.

Also, with the GNW System, Globe Net can bring the Internet to areas where Wi-Fi service cannot reach simply because the GNW System is not as susceptible to the pitfalls that affect the other technologies and will not be prone to these interference problems.

Line-of-Sight - Wi-Fi relies on having direct line-of-sight between the transmission tower and the receiving antenna, leaving many locations unserviceable. For example, with trees or other vegetation in the signal path between the source and receiver, Wi-Fi service would not work. Satellite Internet requires a clear line-of-sight between the receiving dish and the orbiting satellite, so inclement weather such as snow or heavy rain or even cloudy skies, can adversely affect the service.  The GNW System’s lower operating frequency will allows its signal to pass through buildings, trees and other obstacles, thereby reaching locations Wi-Fi simply cannot “see”.

Interference - Wi-Fi operates at 2.4GHz. Other devices operating at this frequency, like microwave ovens, Bluetooth devices, baby monitors, and cordless telephones will interfere with a Wi-Fi signal.  Satellite systems are prone to rain fade (degradation during heavy precipitation) and occasional brief periods of solar interference in mid-March and late September, when the sun lines up with the satellite for a few minutes each day.  Rain fade and solar interference affect all satellite links from time to time, not just Internet systems

Raw Materials / Equipment

Globe Net will need the following equipment to provide its GNW System for Internet packages and related services:

Transmitting End:

•

an omni-directional antenna mounted on a communications tower

•

server with proprietary software

•

custom-designed signal amplifier

•

transmitter designed to use the 700MHz-714MHz spectrum range

•

duplexer

•

100Mb fibre optic connection

The equipment used at the transmitting location will support up to 5,000 subscribers.  The omni-directional antenna must be mounted on a communication or equipment tower, with wiring running into an enclosed base location where the balance of the equipment is housed.  Getting fibre optic connectivity to the tower may not always be feasible.  If broadband / fibre optic lines are not available in the vicinity of an optimal tower location, fibre optic cables would need to be laid at a cost of $2-$5 per foot.  If the distance from the closest broadband source to the tower is long, the cost would be prohibitively high and a microwave solution would need to be implemented.

Receiving End:

•

a simple Yagi-Uda directional antenna connected via coaxial cable to a modem

•

Apple AirPort Extreme 801.11n router (providing up to 300Mbps speeds)

•

Apple TV multimedia device connected to a monitor

•

Apple iMac computer connected wirelessly via AirPort router

The Yagi-Uda antenna will be mounted outside and point in the general direction of the communication tower location. However, the tower does not have to be in line-of-sight of the antenna.  The installation setup at the receiving location is relatively simple.  Installation of the external antenna, coaxial cabling to the inside and installation and setup of the cable modem takes approximately 45-60 minutes.

For multi-dwelling unit buildings (i.e. apartment buildings, condominiums), a single Yagi-Uda antenna can be installed on the top of the building.  Using a signal amplifier, the GNW System signal can be connected directly into the building’s coaxial cabling system which would be available in every unit.  A cable modem would still be required for each subscriber installation.  The cable modems can communicate bi-directionally and can be managed remotely.  From there it will be easy for a service provider to diagnose connection problems, update modem software, and impose or remove access restrictions as needed.

Principal Suppliers

Globe Net currently has no principal suppliers for equipment or services.  Globe Net needs to establish a supply chain for the required equipment and the raw materials for its GNW Systems.  Also, Globe Net will need to identify service providers within the rural installation communities to provide the required services to the subscribers.  Mr. Li, through his accounting background in the Chinese electronic manufacturing industry, will provide Globe Net with management for production and for supply chains and will procure competitive labor and supply costs.

Dependence on Customers

Currently, Globe Net is not and will not be dependent on one or a few major customers.

Trademark and Licenses

Globe Net currently has no patents or trademarks; and Globe Net is not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Government Approvals and Regulations

Currently, Globe Net is in compliance with all business and operations licenses that are typically applicable to most commercial ventures.  However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future will not impose additional fees and taxes on Globe Net and its business operations.  Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on Globe Net’s business and add additional costs to Globe Net’s business operations.

Additionally, most of the broadband spectrum that Globe Net intends to use for transmission of its services is not required to be licensed as it does not cause radio frequency interference.  However, many of the frequencies that Globe Net may use in the future are currently highly regulated by those and other applicable regulators.  EMC transmissions are regulated by the US Federal Communications Commission and Industry Canada.  All equipment liable to cause radio frequency interference is subject to the regulations of these regulatory bodies.

Also, Globe Net may be subject to regulation by the US Federal Aviation Administration and Transport Canada regarding the use and construction of transmission towers and to certain local zoning regulations affecting construction of transmission towers and other facilities.  There may also be restrictions imposed by local authorities.  Currently, Globe Net is not regulated by any such regulatory bodies.

Research and Development Costs

Globe Net has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

Employees

Globe Net currently does not have any employees.  Globe Net intends to retain the services of trained staff and technicians as needed, which will include technical and administrative personnel and service provider technicians.  Globe Net will also retain consultants on an “as needed basis”.

Item 1A: Risk Factors

Not applicable.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Globe Net executive offices are located at 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China

Globe Net currently has no interest in any property.

Item 3: Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for Globe Net’s common stock.  Globe Net anticipates applying for trading of its common stock on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”). However, Globe Net can provide no assurance that its shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

There is currently $10,000 in outstanding debt securities convertible into 2,000,000 shares of Globe Net common stock.

As of December, 2013, Globe Net had 10.8 million common shares outstanding of which 8.8 million common shares are owned by non-affiliate shareholders and 2 million common shares are owned by Globe Net’s sole director and officer who is an affiliate.

Subject to the Rule 144 volume limitations and the “shell company” trading restrictions described in the paragraph below, there are a total of 9,500,000 shares of Globe Net’s common stock that can be sold pursuant to Rule 144 as follows:

•

2 million shares of common stock owned by one affiliates since September 14, 2009; and

•

7.5 million shares of common stock owned by 30 non-affiliates since January 26, 2010.

•

1.3 million shares of common stock owned by 4 non-affiliates since November 8, 2013

Rule 144 Shares

Subject to Globe Net’s status as a “shell company” as defined by the SEC and discussed below, under Rule 144 a shareholder, including an affiliate of Globe Net, may sell shares of common stock after at least six months have elapsed since such shares were acquired from Globe Net or an affiliate of Globe Net.  Rule 144 further restricts the number of shares of common stock which may be sold within any 90 day period to the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume in the common stock during the four calendar weeks preceding the date on which notice of such sale was filed under Rule 144.  Certain other requirements of Rule 144 concerning availability of public information, manner of sale and notice of sale must also be satisfied. In addition, a shareholder who is not an affiliate of Globe Net, and who has not been an affiliate of Globe Net for 90 days prior to the sale, and who has beneficially owned shares acquired from Globe Net or an affiliate of Globe Net for more than one year may resell the shares of common stock without compliance with the foregoing requirements under Rule 144.

If Globe Net is classified as a “shell company” for having (1) no or nominal operations and (2) no or nominal assets, then Rule 144 will not be available to the shareholders of Globe Net and they would not be able to sell their shares until Globe Net is no longer classified as a “shell company” or the shares are registered.  Shareholders would only be able to rely on Rule 144 and to sell their shares (a) once the shares are registered or (b) one year after Globe Net files the required information once it ceases to be a “shell company”.

Holders of Globe Net’s Common Stock

As of December, 2013, Globe Net had 35 holders of its common stock.

Equity Compensation Plans

Globe Net has no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Registration Rights

Globe Net has not granted registration rights to the selling shareholders or to any other person.

Dividends

There are no restrictions in Globe Net’s  or  that restrict Globe Net from declaring dividends. The Nevada Revised Statutes, however, do prohibit Globe Net from declaring dividends where, after giving effect to the distribution of the dividend:

Globe Net would not be able to pay its debts as they become due in the usual course of business; or

Globe Net’s total assets would be less than the sum of its total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Globe Net has not declared any dividends.  Globe Net does not plan to declare any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

Purchases of equity securities by the registrant and affiliated purchasers

No purchases of any of our registered equity securities have been made by us, on our behalf, or by any affiliated purchaser during the fourth quarter of the fiscal year covered by this annual report.

Item 6: Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Liquidity, Capital Resources and Financial Position

Year Ended August 31, 2013

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  As of August 31, 2012, Globe Net had total assets of $41,005 and a working capital deficit of $37,288, compared with a working capital deficit of $42,563 as of August 31, 2012.  The decrease in the working capital deficit was primarily due to an increase in cash and an increase in notes payable.  Assets consisted of $19,753 in cash and $21,157 in prepaid expenses and the liabilities consisted of $27,448 in accounts payable, $10,750 in accrued liabilities, $30,000 in notes payable and $10,000 convertible notes payable.

From its inception, on September 4, 2009 to August 31, 2013 Globe Net raised a total of $52,000 from private offerings of its shares of common stock, which has been used to fund Globe Net’s operations to date.

The notes to Globe Net’s audited financial statements as of August 31, 2013, disclose its uncertain ability to continue as a going concern.  Globe Net has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Globe Net had accumulated a deficit of $90,099  since inception.  As of August 31, 2013, Globe Net had $78,198 in current liabilities.  When its current liabilities are offset against its current assets of $40,910 Globe Net is left with a working capital deficit of $37,288.

Net Cash provided by (used in) Operating Activities.  Net cash used in operating activities during the year ended August 31, 2013 was $36,835 compared with $19,849 for the period ended August 31, 2012.  The increase was primarily due to an increase in prepaid expenses and accounts payable.

Net Cash provided by Financing Activities.  Net cash provided by financing activities was $55,000 for the fiscal year ended August 31, 2013 as compared with net cash provided by financing activities of $20,000 for the period ended August 31, 2012.

Net Cash provided by (used in) Investment Activities. Net cash used in investment activities was nil for the fiscal period ended August 31, 2013 as compared with net cash provided by investment activities of nil for the period ended August 31, 2012.

Results of Operations

Year Ended August 31, 2013

Net Loss.  During the year ended August 31, 2013, Globe Net had a net loss of $31,011 or $0.003 per share, compared to a net loss of $28,966 or $0.003 per share during the year ended August 31, 2012.  The increase in the net loss was the direct result of the increase in general and administrative expenses.

Revenue.  Globe Net had no operating revenues since its inception on September 4, 2009, through to August 31, 2013.  Globe Net’s activities have been financed from the proceeds of share subscriptions and debt financings.

Operating Expenses.  Globe Net’s operating expenses since its inception on September 4, 2009, through to August 31, 2013 were $90,099.  The operating expenses were primarily due to $84,666 in general and administrative expenses, $1,600 in incorporation costs, and $3,833 in interest expense.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Plan of Operation

Globe Net’s plan of operation for the remainder of its fiscal year is to:

1.

develop Internet and wireless connectivity systems and develop its website;

2.

identify and establish supply contracts with equipment suppliers and service providers;

3.

identify and obtain required licenses and permits

Phase 1 - Develop the Internet and wireless connectivity systems (3 months)

In Phase 1, Globe Net plans to (1) develop its Internet and wireless connectivity systems (the “GNW System”) and (2) develop its website.

The development of the GNW System will consist of identifying potential viable target markets, producing a list of equipment required for the GNW System in the particular target markets, and identifying potential suppliers and service providers.  Target markets will be identified based on the potential number of (a) potential subscribers and (b) locations for transmission towers or existing transmission towers.

Simultaneously, Globe Net will develop and populate its website (www.globenetwireless.com) with information regarding its business and the GNW System.

Globe Net has budgeted $15,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of Globe Net’s plan of operation.

Phase 2 – Identify and establish supply contracts (6 months)

In Phase 2, Globe Net plans to (1) identify equipment suppliers and service providers in its identified target markets and (2) enter into supply contracts with the particular equipment suppliers and service providers.

In this phase of its plan of operations, Globe Net will identify reliable and competitive equipment suppliers, establish time lines for equipment supply and service capabilities, and establish lease criteria.

Globe Net has budgeted $10,000 for this phase and expects it to take six months to complete, with completion expected within the first six months of Globe Net’s plan of operation.  Also, during this phase, Globe Net will continue to (a) develop its GNW System and (b) develop its website.  Phase 2 will overlap with Phase 1 and will be worked on simultaneously with Phase 1.

Phase 3 – Identify and obtain required licenses and permits (6 months)

In Phase 3, Globe Net plans to identify and obtain all required licenses and permits in each identified target market.  Globe Net will need to identify all required licenses and permits in a particular target market and then prepare and submit an application with the applicable regulatory body with all requisite information and documents.  Also, Globe Net may be required to conduct a compliance study to ensure that the GNW System does not interfere or conflict with other transmissions in that target market.

Globe Net has budgeted $20,000 for this phase and expects it to take six months to complete, with completion expected within the first six months of Globe Net’s plan of operation.  Also, during this phase, Globe Net will continue to (a) develop its GNW System, (b) develop its website, and (c) identify and establish supply contracts.  Phase 3 will overlap and will be worked on simultaneously with Phases 1 and 2.

It is possible that actual costs for Phase 1, 2 and 3 will exceed our estimates. As well, our current cash on hand is not sufficient to meet our anticipated obligations for the next twelve-month period.  We intend to raise additional funding either through the sale of our common stock to investors or through loans from our director. However, we do not have any commitments in this regard. If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Accounting and Audit Plan

Globe Net intends to continue to have its outside consultant assist in the preparation of Globe Net’s quarterly and annual financial statements and have these financial statements reviewed or audited by Globe Net’s independent auditor.  Globe Net’s outside consultant is expected to charge Globe Net approximately $700 to prepare Globe Net’s quarterly financial statements and approximately $2,000 to prepare Globe Net’s annual financial statements.  Globe Net’s independent auditor is expected to charge approximately $1,000 to review each of Globe Net’s quarterly financial statements and approximately $7,500 to audit Globe Net’s annual financial statements.  In the next twelve months, Globe Net anticipates spending approximately $12,000 to pay for its accounting and audit requirements.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our August, 2013 and 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

Financial Statements

August 31, 2013

Stated in US Dollars

K. R. MARGETSON LTD.	Chartered Accountants
#210, 905 West Pender Street
Vancouver BC V6C 1L6
Tel: 604.641.4450
Fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Globe Net Wireless Corp.:

We have audited the accompanying balance sheet Globe Net Wireless Corp. (A Development Stage Company) as of August 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the period for the years ended August 31, 2013 and 2012 and from date of inception, (September 4, 2009) to August 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and 2012 and the change in equity and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012 and for the period from date of inception (September 4, 2009) to August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

/s/ K. R. MARGETSON LTD

December 11, 2013

Chartered Accountants

GLOBE NET WIRELESS CORP.
(A Development Stage Company)
BALANCE SHEETS
As at Year Ended August 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,753	$1,588
Prepaid expenses	21,157	-

Total Current Assets	40,910	1,588

INTANGIBLE ASSETS
Website development design – Note 4	95	475

Total Assets	$41,005	$2,063

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$23,615	$8,097
Accrued liabilities	14,583	16,054
Notes payable – Note 5	30,000	20,000
Convertible note payable – Note 6	10,000	-

Total Current Liabilities	78,198	44,151

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock – Note 7
Par Value:$0.001
Authorized 200,000,000 shares
Issued - 9,500,000 shares	9,500	9,500
Shares subscribed, not issued 700,000 shares	35,000	-
Additional paid in capital	8,406	7,500
Deficit accumulated during the development stage	(90,099)	(59,088)

Total Stockholders' Deficit	(37,193)	(42,088)

Total Liabilities and Stockholders' Deficit	$41,005	$2,063

The accompanying notes are an integral part of the financial statements

Going concern – Note 2

Subsequent event – Note 9

GLOBE NET WIRELESS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the years ended August 31, 2013 and 2012 And for the period from September 4, 2009 (Inception) to August 31, 2013

			For the Period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013

Expenses
General and administrative expenses	$28,585	$27,559	$84,666
Incorporation costs	-	-	1,600

Operating loss before interest	(28,585)	(27,559)	(86,266)
Interest	(2,426)	(1,407)	(3,833)

Net loss and comprehensive loss	$(31,011)	$(28,966)	$(90,099)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.003)

Weighted average shares of common stock
-Basic and diluted	9,500,000	9,500,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) For the period from Inception, September 4, 2009 to August 31, 2013

					Deficit
					accumulated
	Common		Additional	Common	during the
	stock		Paid-in	Shares	development
	Shares	Amount	Capital	subscribed	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-	-

Issuance of common stock	9,500,000	$9,500	$7,500	$-	$-	$17,000

Net loss and comprehensive loss	-	-	-	-	(8,608)	(8,608)
Balance, August 31, 2010	9,500,000	9,500	7,500	-	(8,608)	8,392
Net loss and comprehensive loss	-	-	-	-	(21,514)	(21,514)

Balance, August 31, 2011	9,500,000	9,500	7,500	-	(30,122)	(13,122)
Net loss and comprehensive loss	-	-	-	-	(28,966)	(28,966)

Balance, August 31, 2012	9,500,000	9,500	7,500	-	(59,088)	(42,088)

Value of conversion feature of convertible note payable	-	-	906	-	-	906
Common stock subscribed				35,000	-	35,000
Net loss and comprehensive loss	-	-	-	-	(31,011)	(31,011)

Balance, August 31, 2013	9,500,000	$9,500	$8,406	$35,000	$(90,099)	$(37,193)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2013 and 2012

And for the period from September 4, 2009 (Inception) to August 31, 2013

	For the	For the	For the period
	year ended	year ended	September 4, 2009
	August 31,	August 31,	(inception) to
	2013	2012	August 31, 2013

Cash Flows from (used in) Operating Activities
Net Loss	$(31,011)	$(28,966)	$(90,099)
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Amortization	380	380	1,045
Conversion feature of convertible debt amortized	906	-	906
Increase (Decrease) in Operating Assets and Liabilities
Prepaid expense	(21,157)	-	(21,157)
Accounts payable	15,518	(5,667)	23,615
Accrued liabilities	(1,471)	14,404	14,583

Net Cash provided by (used in) Operating Activities	(36,835)	(19,849)	(71,107)

Cash Flows from Financing Activities
Common shares issued	-	-	17,000
Shares subscribed, not issued	35,000	-	35,000
Notes payable	10,000	20,000	30,000
Convertible note payable	10,000	-	10,000

Net Cash provided by Financing Activities	55,000	20,000	92,000

Cash Flows used in Investment Activities
Intangible Assets	-	-	(1,140)

Net Cash used in Investment Activities	-	-	(1,140)

Increase in Cash	18,165	151	19,753

Cash at Beginning of Period	1,588	1,437	-

Cash at End of Period	$19,753	$1,588	$19,753

Supplemental cash flow information
Interest	$2,426	$1407	$3,833
Taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

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

The Company has accumulated a deficit of $90,099 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Income Taxes

The Company follows the guideline under ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Comprehensive income (loss)

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders equity that are excluded from net income, such as unrealized gains and losses on investments for sale and foreign currency transactions gains and losses.

For the period ended August 31, 2013, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220

Derivative Instruments

The Company accounts for derivative instruments according to ASC 815, “Derivates and Hedging” . If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

The Company accounts for the convertible note payable, as an embedded derivative and has determined that its conversion right provision is not clearly and closely related to the characteristics of the note.  As required under ASC 815, this conversion feature qualifies to be accounted for separately from the debt instrument.  As the conversion is at the discretion of the holder and may only be converted into equity, the conversion feature is recognized as equity and valued at its fair value at inception.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities notes payable and convertible note payable The carrying values of cash accounts payable and accrued liabilities and notes payable (on demand) approximate fair value because of their short-term nature. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The carrying value of the convertible note payable was bifurcated between debt and equity based on the relative fair values of the two instruments at the time of issuance.

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

ASC Topic 820, in and of itself, does not require any fair value measurements.  As at August 31, 2013, the Company did not have assets or liabilities subject to fair value measurement.

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

4.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The website design is amortized over 3 years.

	Cost	Amortization	Net Book Value
August 31, 2013	$ 1,140	$ 1,045	$ 95
August 31, 2012	$ 1,140	$ 665	$ 475

5.

Notes payable

The company has five notes payable that are unsecured, bear interest at 8% per annum and are due on demand.  The interest is classified as accrued liabilities and included in the financial statements.

Date of issuance	Principal	Interest	Total
September 16, 2011	$ 5,000	$ 783	$ 5,783
October 4, 2011	5,000	763	5,763
November 4, 2011	10,000	1,460	11,460
December 3, 2012	10,000	594	10,594
Total	$ 30,000	$ 3,600	$ 33,600

6.

Convertible Note Payable

The convertible note payable is unsecured, bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The interest is classified with accrued liabilities.

In accordance with accounting policy, the carrying value of the financial instrument was bifurcated into debt and equity based on the fair value of the two instruments at the time of issuance.  Based on a Black-Scholes option pricing model, the value of the conversion option was determined to be $906 making the value of the debt $9.094.  The assumption used were: a 5 year term; volatility of 100%; risk free interest rate of 1.0% and dividends paid of $nil.

Because of the demand feature of the note and the relatively small value of the conversion feature, all of the debt discount was amortized and taken into income during the year as operating expense.

Date of issuance	Principal	Interest	Total
May 17, 2013	$ 10,000	$ 232	$ 10,232

Total	$ 10,000	$ 232	$ 10,232

7.

Common stock

During the year ended August 31, 2013, $35,000 was received for 700,000 shares of common stock ($0.05 per share). The shares had not been issued as at August 31, 2013.  There were no transactions of common stock in fiscal 2012 .

There were no warrants or stock options outstanding as of August 31, 2013.

There were no significant non-cash transactions during the period ended August 31, 2013.

8.

Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	For the year Ended
	August 31, 2013	August 31, 2012

Net loss for the year	$(31,011)	$(28,966)
Statutory and effective tax rate	35%	35%

Income tax recovery at the effective rate	(10,854)	(10,138)
Permanent difference	317	-
Tax losses carry forward - deferred	10,537	10,138

Income tax recovery	$-	$-

The Company has accumulated non-capital income tax losses of $87,593. Under normal circumstances the losses will expire in the years from 2029 to 2033.

As at August 31, 2013, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes:	August 31, 2013	August 31, 2012

Tax loss carried forward	$87,593	$57,488

Deferred income tax assets	30,658	20,121
Valuation allowance	(30,658)	(20121)

Deferred tax asset	$-	$-

9.

Subsequent Event

Subsequent to August 31, 2013, the Company issued 1,300,000 shares priced at $0.05 per share for gross proceeds of $65,000.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2011. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2013 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.

Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.

Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2013, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Ku Wai Li Age: 27	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

Biographical Information and Background of Officer and Director

Mr. Li has acted as Globe Net’s sole Director and Officer since its inception on September 4, 2009.  Since July 2004, Mr. Li has also been an accountant for Linfeng Electronics Ltd in the Shenzen Province of China.  Mr. Li intends to devote approximately 25% or 10 hours of his business time to the affairs of Globe Net.  Mr. Li will provide Globe Net with services for the procuring and management of an assembly and storage facility for Globe Net’s equipment and products.  Also, Mr. Li, through his accounting background in the Chinese electronic manufacturing industry, will procure supply chains and competitive labor and supply costs for Globe Net.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ku Wai Li President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 31, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Ku Wai Li	2,000,000	22.72%
Common Stock	Directors and officers as a group consisting of one person	2,000,000	22.72%

The percent of class is based on 8,800,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13: Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*

Any of our directors or officers;

*

Any person proposed as a nominee for election as a director;

*

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

*

Our sole promoter, Ku Wai Li;

*

Any relative or spouse of any of the foregoing persons who has the same house as such person;

*

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended August 31, 2013 and 2012, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for professional services rendered for the audit of our annual consolidated financial statements were:

2013	$8,100
2012	$8,500

Audit Related Fees

For the years ended August 31, 2013 and 2012, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2013	Nil
2012	Nil

Tax Fees

For the years ended August 31, 2013 and 2012, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for other non-audit professional services, other than those services listed above, totalled:

2013	Nil
2012	Nil

All Other Fees

For the years ended August 31, 2013 and 2012, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for other non-audit professional services, other than those services listed above, totalled:

2013	$
2012	$

The other fees consist of KR Margetson Ltd., Chartered Accountants’ review of our reviews of our interim unaudited financial statements.

We do not use KR Margetson Ltd., Chartered Accountants for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage KR Margetson Ltd., Chartered Accountants to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd., Chartered Accountants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our board of directors who are capable of analyzing and evaluating financial information; or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Item 15: Exhibits

The following exhibits are filed as part of this annual report.

Exhibits:

31.1

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Net Wireless Corp.

Dated: December 16, 2013	By: /s/ Ku Wai Li
Ku Wai Li, President, Chief Executive Officer and Chief Financial Officer