Form 10-K/A
period 2013-08-31
Globe Net Wireless Corp.
filed 2014-01-03
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of December, 2013, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.05, these non-affiliate shares have an aggregate market value of $440,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December, 2013, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

15

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Globe Net Wireless Corp. (the “Company”) on Form 10-K for the annual period ended August 31, 2013, filed with the Securities and Exchange Commission on December 16, 2013 (the “Form 10-K”), is to furnish an amended Exhibit 101 to the Form 10-K.  The original Exhibit 101 filed with the Annual Report on December 16, 2013 was missing Footnote 6. This report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

16

Item 15. Exhibits

Exhibit No.

Description

101

XBRL (eXtensible Business Reporting Language)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Net Wireless Corp.

Dated: January 3, 2014	By: /s/ Ku Wai Li
Ku Wai Li, President, Chief Executive Officer and Chief Financial Officer

17