Form 10-Q
period 2013-11-30
Globe Net Wireless Corp.
filed 2014-01-14
CIK 1511820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2014.

GLOBE NET WIRELESS CORP.

Interim Financial Statements

(Unaudited)

November 30, 2013

Stated in US Dollars

PAGES

INTERIM BALANCE SHEETS	3

INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS	4

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	5

INTERIM STATEMENT OF CASH FLOWS	6

NOTES TO INTERIM FINANCIAL STATEMENTS	7

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

	November 30	August 31,
ASSETS	2013	2013

CURRENT ASSETS
Cash and cash equivalents	$33,457	$19,753
Prepaid expenses	20,291	21,157

Total Current Assets	53,748	40,910

INTANGIBLE ASSETS
Website development design - Note 5	-	95

Total Assets	$53,748	$41,005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,962	$23,615
Accrued liabilities	16,131	14,583
Notes payable - Note 6	30,000	30,000
Convertible note payable - Note 7	10,000	10,000

Total Current Liabilities	66,093	78,198

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock - Note 8 Par Value:$0.001 Authorized 200,000,000 shares Issued 10,800,000 shares (9,500,000 August 31, 2013)

	10,800	9,500
Shares subscribed, not issued 700,000 Shares	-	35,000
Additional paid in capital	72,106	8,406
Deficit accumulated during the development stage	(95,251)	(90,099)

Total Stockholders' Deficit	(12,345)	(37,193)

Total Liabilities and Stockholders' Deficit	$53,748	$41,005

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

For the three months ended November 30, 2013 and 2012

And for the period from September 4, 2009 (Inception) to November 30, 2013

			For the Period
	For the three	For the three	September 4, 2009
	months ended	months ended	(inception) to
	November 30,	November 30,	November 30,
	2013	2012	2013

EXPENSES

General and administrative expenses	$4,354	$3,445	$89,020
Incorporation costs	-	-	1,600

Operating loss before interest	(4,354)	(3,445)	(90,620)
Interest	(798)	(399)	(4,631)

Net loss and comprehensive loss	$(5,152)	$(3,844)	$(95,251)

Loss per share of common stock '-Basic and diluted
	$(0.001)	$(0.000)

Weighted average shares of common stock '-Basic and diluted
	$10,137,363	$9,500,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the period from Inception, September 4, 2009 to November 30, 2013

(Unaudited)

					Deficit
					accumulated
	Common stock		Additional	Common	during the
			Paid-in	Stock	development
	Shares	Amount	Capital	subscribed	stage	Total
September 14, 2009, issued common stock at $.001 per share for cash
	2,000,000	$2,000	$-	$-	$-	2,000
January 26, 2010, issued common stock at $.002 per share for cash
	7,500,000	7,500	7,500	-	-	15,000
Net loss and comprehensive loss	-	-	-	-	(8,608)	(8,608)

Balance, August 31, 2010	9,500,000	9,500	7,500	-	(8,608)	8,392
Net loss and comprehensive loss	-	-	-	-	(21,514)	(21,514)

Balance, August 31, 2011	9,500,000	9,500	7,500	-	(30,122)	(13,122)
Net loss and comprehensive loss	-	-	-	-	(28,966)	(28,966)

Balance, August 31, 2012	9,500,000	9,500	7,500	-	(59,088)	(42,088)
Value of conversion feature of convertible note payable	-	-	906	-	-	906
Common stock subscribed	-	-	-	35,000		35,000
Net loss and comprehensive loss	-	-	-	-	(31,011)	(31,011)

Balance, August 31, 2013	9,500,000	9,500	8,406	35,000	(90,099)	(37,193)

September 27, 2013, issued common stock at $.05 per share for cash
	700,000	700	34,300	(35,000)	-	-
November 8, 2013, issued common stock at $.05 per share for cash
	600,000	600	29,400	-	-	30,000
Net loss and comprehensive loss	-	-	-	-	(5,152)	(5,152)

Balance, November 30, 2013	10,800,000	$10,800	$72,106	$-	$(95,251)	$(12,345)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended November 30, 2013 and 2012

And for the period from September 4, 2009 (Inception) to November 30, 2013

	For the three	For the three	For the period
	months ended	months ended	September 4, 2009
	November 30,	November 30,	(inception) to
	2013	2012	November 30, 2013

Cash Flows from (used in) Operating Activities Net Income (Loss)
	$(5,152)	$(3,844)	$(95,251)
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Amortization	95	95	1,140
Interest on notes and convertible notes payable	798	399	4,631
Conversion feature of convertible debt amortized	-	-	906
Increase (Decrease) in Operating Liabilities
Prepaid Expense	866	-	(20,291)
Accounts Payable	(13,653)	9,475	9,962
Accrued Liabilities	750	(6,125)	11,500
			.
Net Cash provided by (used in) Operating Activities	(16,296)	-	(87,403)

Cash Flows from (used in) Financing Activities
Common shares issued	65,000	-	82,000
Shares subscribed	(35,000)	-	-
Notes payable	-	-	30,000
Convertible note payable	-	-	10,000

Net Cash provided by Financing Activities	30,000	-	122,000

Cash Flows used in Investment Activities
Intangible Assets	-	-	(1,140)

Net Cash used in Investment Activities	-	-	(1,140)

Increase in Cash	13,704	-	33,457

Cash at Beginning of Period	19,753	1,588	-

Cash at End of Period	$33,457	$1,588	$33,457

Supplemental cash flow information
Interest paid	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

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

2.

Basis of Presentation - Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $95,251 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.

Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.  It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2013 annual financial statements.  Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ended August 31, 2014.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2013.

4.

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

5.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The website design is amortized over 3 years.

	Cost	Amortization	Net Book Value
November 30, 2013	$ 1,140	$ 1,140	$ nil
November 30, 2012	$ 1,140	$ 760	$ 380

6.

Notes payable

The company has five notes payable that are unsecured, bear interest at 8% per annum and are due on demand.  The interest is classified as accrued liabilities and included in the financial statements.

Date	Principal	Interest	Total
September 16, 2011	$ 5,000	$ 883	$ 5,883
October 4, 2011	5,000	863	5,863
November 4, 2011	10,000	1,659	11,659
December 3, 2012	10,000	794	10,794
Total	$ 30,000	$ 4,199	$ 34,199

7.

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

Because of the demand feature of the note and the relatively small value of the conversion feature, all of the debt discount was amortized and taken into income during the previous year as operating expense.

Date	Principal	Interest	Total
May 17, 2013	$ 10,000	$ 432	$ 10,432

Total	$ 10,000	$ 432	$ 10,432

8.

Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of November 30, 2013.

There were no significant non-cash transactions during the period ended November 30, 2013.

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

Three-month Period Ended November 30, 2013 Compared to the Three-month Period Ended November 30, 2012.

Our net loss for the three-month period ended November 30, 2013 was $5,152 (2012: $3,844), which consisted of general and administration expenses and interest onnotes payable.  We did not generate any revenue during either three-month period in fiscal 2014 or 2013. The increase in expenses in the current fiscal year relate to  accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 10,137,363 for the three-month period ended November 30, 2013 and 9,500,000  for the three-month period ended November 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2013, our current assets were $53,748 compared to $40,910 in current assets at August 31, 2013. As at November 30, 2013, our current liabilities were $66,093compared to $78,198 at August 31, 2013. Current liabilities at November 30, 2013 were comprised of $40,000 in notes payable and $9,962 in accounts payable and $16,131in accrued liabilities.

Stockholders’ deficit decreased from $37,193 as of August 31, 2013 to $12,345 as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2013, net cash flows used in operating activities were $16,296 consisting of an adjusted net loss of $4,259, $798 in prepaid expenses and $12,903 used in accounts payable and accrued liabilities. For the three-month period ended November 30, 2012, net cash flows used in operating activities were nil . Net cash flows used in operating activities were $87,403 for the period from our incorporation on September 4, 2009 to November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the three-month period ended November 30, 2013, we realized $30,000 in net cash from the issuance of common stock. We generated nil cash from financing activities in the comparative period in fiscal 2013. For the period from our incorporation on September 4, 2009 to November 30, 2013, net cash provided by financing activities was $122,000 received from proceeds from issuance of common stock ($82,000) and from notes payable ($40,000).

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: January 13, 2014	By: /s/ Ku Wai Li
Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer