Form 10-Q
period 2014-05-31
Globe Net Wireless Corp.
filed 2014-07-15
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of July 14, 2014.

GLOBE NET WIRELESS CORP.

Interim Financial Statements

(Unaudited)

May 31, 2014

Stated in US Dollars

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
ASSETS	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$18,719	$19,753
Prepaid expenses	10,294	21,157

Total Current Assets	29,013	40,910

INTANGIBLE ASSETS
Website development design - Note 5	-	95

Total Assets	$29,013	$41,005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,748	$23,615
Accrued liabilities	9,477	14,583
Notes payable - Note 6	30,000	30,000
Convertible note payable - Note 7	10,000	10,000

Total Current Liabilities	59,225	78,198

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock - Note 8
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares (9,500,000 August 31, 2013)	10,800	9,500
Shares subscribed, not issued 700,000 Shares	-	35,000
Additional paid in capital	72,106	8,406
Deficit accumulated during the development stage	(113,118)	(90,099)

Total Stockholders' Deficit	(30,212)	(37,193)

Total Liabilities and Stockholders' Deficit	$29,013	$41,005

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

For the three and nine months ended May 31, 2014 and 2013

And for the period from September 4, 2009 (Inception) to May 31, 2014

					For the Period
	For the three	For the three	For the nine	For the nine	September 4, 2009
	months ended	months ended	months ended	months ended	(inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013	2014

EXPENSES

General and administrative expenses	$12,335	$2,181	$20,627	$7,699	$105,292
Incorporation costs	-	-	-	-	1,600

Operating loss before interest	(12,335)	(2,181)	(20,627)	(7,699)	(106,892)
Interest	(807)	(636)	(2,392)	(1,620)	(6,226)

Net loss and comprehensive loss	$(13,142)	$(2,817)	$(23,019)	$(9,319)	$(113,118)

Loss per share of common stock -Basic and diluted	$(0.001)	$(0.000)	$(0.002)	$(0.001)

Weighted average shares of common stock -Basic and diluted	10,800,000	9,500,000	10,579,121	9,500,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the period from Inception, September 4, 2009 to May 31, 2014

(Unaudited)

					Deficit
					accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	development
	Shares	Amount	Capital	subscribed	stage	Total

Sep 14, 1009, issued common stock at $0.001 per share for cash	2,000,000	$2,000	$-	$-	$-	2,000

Jan 26, 2010, issued common stock at $0.002 per share for cash	7,500,000	7,500	7,500	-	-	15,000

Net loss and comprehensive loss	-	-	-	-	(8,608)	(8,608)
Balance, August 31, 2010	9,500,000	9,500	7,500	-	(8,608)	8,392

Net loss and comprehensive loss	-	-	-	-	(21,514)	(21,514)
Balance, August 31, 2011	9,500,000	9,500	7,500	-	(30,122)	(13,122)

Net loss and comprehensive loss	-	-	-	-	(28,966)	(28,966)
Balance, August 31, 2012	9,500,000	9,500	7,500	-	(59,088)	(42,088)

Value of conversion feature of convertible note payable	-	-	906	-	-	906
Common stock subscribed	-	-	-	35,000	-	35,000

Net loss and comprehensive loss	-	-	-	-	(31,011)	(31,011)
Balance, August 31, 2013	9,500,000	$9,500	$8,406	$35,000	$(90,099)	$(37,193)

Sep 07, 2013, issued common stock at $0.05 per share for cash	700,000	700	34,300	(35,000)	-	-
Nov 08, 2013, issued common stock at $0.05 per share for cash	600,000	600	29,400	-	-	30,000

Net loss and comprehensive loss	-	-	-	-	(23,019)	(23,019)
Balance, May 31, 2014	10,800,000	$10,800	$72,106	$-	$(113,118)	$(30,212)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended May 31, 2014 and 2013

And for the period from September 4, 2009 (Inception) to May 31, 2014

			For the period
	For the nine	For the nine	September 4, 2009
	months ended	months ended	(inception) to
	May 31,	May 31,	May 31,
	2014	2013	2014

Cash Flows from (used in) Operating Activities
Net ILoss	$(23,019)	$(9,319)	$(113,118)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization	95	285	1,140
Interest on notes and convertible notes payable	2,393	1,620	6,227
Conversion feature of convertible debt amortized	-	-	906
Increase (Decrease) in Operating Liabilities
Prepaid Expense	10,864	-	(10,294)
Accounts Payable	(13,867)	4,332	9,748
Accrued Liabilities	(7,500)	(8,580)	3,250
			.
Net Cash provided by (used in) Operating Activities	(31,034)	(11,662)	(102,141)

Cash Flows from (used in) Financing Activities
Common shares issued	65,000	-	82,000
Shares subscribed	(35,000)	-	-
Notes payable	-	20,000	30,000
Convertible note payable	-	-	10,000

Net Cash provided by Financing Activities	30,000	20,000	122,000

Cash Flows used in Investment Activities
Intangible Assets	-	-	(1,140)

Net Cash used in Investment Activities	-	-	(1,140)

Increase (Decrease) in Cash	(1,034)	8,338	18,719

Cash at Beginning of Period	19,753	1,588	-

Cash at End of Period	$18,719	$9,926	$18,719

Supplemental information

Interest	$2,393	$1,62	$6,226

Taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2014

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

The Company has accumulated a deficit of $113,118 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.

Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.  It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2013 annual financial statements.  Operating results for the nine month period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the year ended August 31, 2014.

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

8

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2014

(Unaudited)

5.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The website design is amortized over 3 years.

	Cost	Amortization		Net Book Value
May 31, 2014	$1,140	$1,140	$	Nil
August 31, 2013	$1,140	$1,045		$95

6.

Notes payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand.  The interest is classified as accrued liabilities and included in the financial statements.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,083	$6,083
October 4, 2011	5,000	1,063	6,063
November 4, 2011	10,000	2,058	12,058
December 3, 2012	10,000	1,192	11,192
Total	$30,000	$5,396	$35,396

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

Date	Principal	Interest	Total
May 17, 2013	$10,000	$831	$10,831
Total	$10,000	$831	$10,831

8.

Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of May 31, 2014

There were no significant non-cash transactions during the period ended May 31, 2014.

9

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

Nine-month Period Ended May 31, 2014 Compared to the Nine-month Period Ended May 31, 2013.

Our net loss for the nine-month period ended May 31, 2014 was $23,019 (2013: $9,319), which consisted of  general and administration expenses and interest on a note payable.  We did not generate any revenue during either nine-month period in fiscal 2014 or 2013. The increase in expenses in the current fiscal year relate to an increase in legal fees that we have incurred in connection with our application to have our common shares called to trade on the OTC bulletin board.

The weighted average number of shares outstanding was 10,579,121 for the nine-month period ended May 31, 2014 and 9,500,000 for the period ended May 31, 2013.

Three-month Period Ended May 31, 2014 Compared to the Three-month Period Ended May 31, 2013.

Our net loss for the three-month period ended May 31, 2014 was $13,142 (2013: $2,817), which consisted of  general and administration expenses and interest on a note payable.  We did not generate any revenue during either three-month period in fiscal 2014 or 2013. The increase in expenses in the current fiscal year relate to an increase in legal fees that we have incurred in connection with our application to have our common shares called to trade on the OTC bulletin board.

The weighted average number of shares outstanding was 10,800,000 for the three-month periods ended May 31, 2014 and 9,500,000 for May 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2014, our current assets were $29,013 compared to $40,910 in current assets at August 31, 2012. As at May 31, 2014, our current liabilities were $59,225 compared to $78,198 at August 31, 2013. Current liabilities at May 31, 2014 were comprised of $40,000 in notes payable and $9,748 in accounts payable and $9,477 in accrued liabilities.

Stockholders’ deficit decreased from $37,198 as of August 31, 2013 to $30,212 as of May 31, 2014 as a result of issuing common stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended May 31, 2014, net cash flows used in operating activities were $31,034 consisting of a net loss of $23,019 and $21,367 in accounts payable and accrued liabilities and $10,864 in prepaid expense. For the nine-month period ended May 31, 2013, net cash flows used in operating activities were $11,662 consisting  of a net loss of $9,319 and $4,332 in accounts payable and accrued liabilities . Net cash flows used in operating activities were $102,141 for the period from our incorporation on September 4, 2009 to May 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended May 31, 2014, we realized $30,000 in net cash from a issuance of common stock. We generated $20,000 cash from financing activities in the comparative period in fiscal 2013. For the period from our incorporation on September 4, 2009 to May 31, 2014, net cash provided by financing activities was $122,000 received from proceeds from issuance of common stock ($82,000) and from notes payable ($40,000).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: July 14, 2014	By: /s/ Ku Wai Li
Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer