Form 10-K
period 2014-08-31
Globe Net Wireless Corp.
filed 2014-12-03
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

As of December 1, 2014, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.05, these non-affiliate shares have an aggregate market value of $440,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 1, 2014, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

TABLE OF CONTENTS

Part 1

Item 1	Description of Business	4

Item 1A	Risk Factors	10

Item 1B	Unresolved Staff Comments	10

Item 2	Properties	10

Item 3	Legal Proceedings	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Part II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	19

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Globe Net’s mission is to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. Through the use of its Internet and wireless connectivity systems, Globe Net will try to provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds. Globe Net plans to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China. See “Plan of Operation” and “Management’s Discussion and Analysis of Financial Condition” below for more information. As of the effective date of this prospectus Globe Net has not conducted any business operations nor generated any revenues.

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

Status of Products

As of the effective date of this prospectus Globe Net has not developed any products or the GNW System. GNW plans on procuring and assembling the communication towers in China and delivering the towers via subcontractors. Mr. Li is presently looking for locations in China to have the towers and other equipment assembled stored. To date, Mr. Li has not entered into any agreement for an assembly and storage warehouse.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Globe Net executive offices are located at 2302-3 Pacific Plaza 410 Des Voeux Road West

Hong Kong, China

Globe Net currently has no interest in any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Globe Net’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended November 28, 2014. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
28 Aug 2014	$0.00	$0.00	Pink OTC Markets Inc.

As of December 1, 2014, Globe Net had 10.8 million common shares outstanding of which 8.8 million common shares are owned by non-affiliate shareholders and 2 million common shares are owned by Globe Net’s sole director and officer who is an affiliate.

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

Holders of Globe Net’s Common Stock

As of December 1, 2014, Globe Net had 35 holders of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

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

Results of Operations

Liquidity, Capital Resources and Financial Position

Year Ended August 31, 2014

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of August 31, 2013, Globe Net had total assets of $18,066 and a working capital deficit of $45,726, compared with a working capital deficit of $37,288 as of August 31, 2013. The increase in the working capital deficit was primarily due to a decrease in cash and a decrease in prepaid expenses. Assets consisted of $18,066 in cash and the liabilities consisted of $11,099 in accounts payable, $12,783 in accrued liabilities, $30,000 in notes payable and $10,000 convertible notes payable.

From its inception, on September 4, 2009 to August 31, 2014 Globe Net raised a total of $82,000 from private offerings of its shares of common stock, which has been used to fund Globe Net’s operations to date.

The notes to Globe Net’s audited financial statements as of August 31, 2014, disclose its uncertain ability to continue as a going concern. Globe Net has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Globe Net had accumulated a deficit of $128,632 since inception. As of August 31, 2014, Globe Net had $63,792 in current liabilities. When its current liabilities are offset against its current assets of $18,066 Globe Net is left with a working capital deficit of $45,726.

Net Cash provided by (used in) Operating Activities. Net cash used in operating activities during the year ended August 31, 2014 was $31,687 compared with $36,835 for the period ended August 31, 2013. The decrease was primarily due to an decrease in prepaid expenses.

Net Cash provided by Financing Activities. Net cash provided by financing activities was $30,000 for the fiscal year ended August 31, 2014 as compared with net cash provided by financing activities of $55,000 for the period ended August 31, 2013.

Net Cash provided by (used in) Investment Activities. Net cash used in investment activities was nil for the fiscal period ended August 31, 2014 as compared with net cash provided by investment activities of nil for the period ended August 31, 2013.

Results of Operations

Year Ended August 31, 2014

Net Loss. During the year ended August 31, 2014, Globe Net had a net loss of $38,533 or $0.003 per share, compared to a net loss of $31,011 or $0.003 per share during the year ended August 31, 2013. The increase in the net loss was the direct result of the increase in general and administrative expenses.

Revenue. Globe Net had no operating revenues since its inception on September 4, 2009, through to August 31, 2014. Globe Net’s activities have been financed from the proceeds of share subscriptions and debt financings.

Operating Expenses. Globe Net’s operating expenses since its inception on September 4, 2009, through to August 31, 2014 were $128,632. The operating expenses were primarily due to $120,000 in general and administrative expenses, $1,600 in incorporation costs, and $7,032 in interest expense.

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

Plan of Operation

Globe Net’s plan of operation for the remainder of its fiscal year is to:

•

develop Internet and wireless connectivity systems and develop its website;

•

identify and establish supply contracts with equipment suppliers and service providers;

•

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

Going Concern

The independent auditors' report accompanying our August, 2014 and 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholder's Equity

Statements of Cash Flows

Notes to Financial Statements

GLOBE NET WIRELESS

Financial Statements

August 31, 2014

Stated in US Dollars

K. R. MARGETSON LTD.	Chartered Accountants
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC	Direct line: 604.398.5392
V6C 1L6	Toll free fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Globe Net Wireless Corp.:

We have audited the accompanying balance sheet Globe Net Wireless Corp. (A Development Stage Company) as of August 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2014 and 2013 and from date of inception, (September 4, 2009) to August 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2014 and 2013 and the change in equity and the results of its operations and its cash flows for the years ended August 31, 2014 and 2013 and for the period from date of inception (September 4, 2010) to August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada

/s/ K. R. MARGETSON LTD

December 1, 2014

Chartered Accountant

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

BALANCE SHEETS

	August 31,	August 31,
ASSETS	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$18,066	$19,753
Prepaid Expenses	-	21,157

Total Current Assets	18,066	40,910

INTANGIBLE ASSETS
Website Development - Design	-	95

Total Assets	$18,066	$41,005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$11,009	$23,615
Accrued Liabilities	12,783	14,583
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	10,000	10,000

Total Current Liabilities	63,792	78,198

STOCKHOLDER'S EQUITY
Common Stock - Note 7
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	9,500
Shares subscribed, not issued 700,000 shares	-	35,000
Additional Paid in Capital	72,106	8,406
Deficit Accumulated during the development stage	(128,632)	(90,099)

Total Stockholders' Deficit	(45,726)	(37,193)

Total Liabilities and Stockholders' Equity	$18,066	$41,005

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the years ended August 31, 2014 and 2013

And for the period from September 4, 2009 (Inception) to August 31, 2014

	For the year ended August 31, 2014	For the year ended August 31, 2013	For the Period September 4, 2009 (inception) to August 31, 2014

EXPENSES

General and administrative expenses	$35,333	$28,585	$120,000
Incorporation costs	-	-	1,600

Operating loss before interest	(35,333)	(28,585)	(121,600)
Interest	(3,200)	(2,426)	(7,032)

Net loss and comprehensive loss	$(38,533)	$(31,011)	$(128,632)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.003)

Weighted average shares of common stock
-Basic and diluted	$10,676,712	$9,500,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' EQUITY

For the period from inception, September 4, 2009 to August 31, 2014

						Deficit
						accumulated
			Additional			during the
	Common stock		Paid-in	Shares		development
	Shares	Amount	Capital	subscribed		stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-		-	-

Issuance of common stock	9,500,000	$9,500	$7,500	$-	$		$17,000

Net loss and comprehensive loss	-	-	-	-		(8,608)	(8,608)
Balance, August 31, 2010	9,500,000	9,500	7,500	-		(8,608)	8,392
Net loss and comprehensive loss	-	-	-			(21,514)	(21,514)

Balance, August 31, 2011	9,500,000	9,500	7,500	-		(30,122)	(13,122)
Net loss and comprehensive loss	-	-	-	-		(28,966)	(28,966)

Balance, August 31, 2012	9,500,000	9,500	7,500	-		(59,088)	(42,088)

Value of conversion feature
Of convertible note payable	-	-	906	-		-	906
Common Stock subscribed				35,000			35,000
Net loss and comprehensive loss	-	-	-	-		(31,011)	(31,011)

Balance, August 31, 2013	9,500,000	9,500	8,406	35,000		(90,099)	(37,193)

Sep 07, 2013, issued common stock at $0.05 per share for cash	700,000	700	34,300	(35,000)		-	-
Nov 08, 2013, issued common stock at $0.05 per share for cash	600,000	600	29,400	-		-	30,000
Net loss and comprehensive loss	-	-	-	-		(38,533)	(38,533)

Balance, August 31, 2014	10,800,000	10,800	72,106	-		(128,632)	(45,726)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the years ended August 31, 2014 and 2013

And for the period from September 4, 2009 (Inception) to August 31, 2014

	For the year ended August 31, 2014	For the year ended August 31, 2013	For the period September 4, 2009 (inception) to August 31, 2014

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$(38,533)	$(31,011)	$(128,632)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization	95	380	1,140
Interest on notes and convertible notes payable	3,200	2,426	7,034
Conversion feature of convertible debt amortized	-	906	906
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	21,157	(21,157)	-
Accounts Payable	(12,606)	15,518	11,008
Accrued Liabilities	(5,000)	(3,897)	5,750

Net Cash used in Operating Activities	(31,687)	(36,835)	(102,794)

Cash Flows from (used in) Financing Activities
Common shares issued	65,000	-	82,000
Shares subscribed, not issued	(35,000)	35,000	-
Notes payable	-	10,000	30,000
Convertible note payable	-	10,000	10,000

Net Cash provided by Financing Activities	30,000	55,000	122,000

Cash Flows used in Investment Activities
Intangible Assets	-	-	(1,140)

Net Cash used in Investment Activities	-	-	(1,140)

Increase (Decrease) in Cash	(1,687)	18,165	18,066

Cash at Beginning of Period	19,753	1,588	-

Cash at End of Period	$18,066	$19,753	$18,066

Supplemental cash flow information
Interest	$3,200	$2,426	$7,032
Taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

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

The Company has accumulated a deficit of $128,632 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

August 31, 2014

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

For the period ended August 31, 2014, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220

Foreign currency translations

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

August 31, 2014

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

ASC Topic 820, in and of itself, does not require any fair value measurements.  As at August 31, 2014, the Company did not have assets or liabilities subject to fair value measurement.

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

Recently issued accounting pronouncements

In June 2014, the Financial  Accounting  Standards Board ("FASB") issued Accounting   Standards Update (“ASU”) No. 2014-10, “Development  Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements,   Including  an  Amendment to  Variable  Interest   Entities   Guidance in   Topic  810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition,  the amendments eliminate  the requirements for development stage entities to: (i) present inception-to-date information in the statements of income,  cash flows, and shareholder equity; (ii) label the financial statements  as those  of a development  stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer  a development  stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected not to early adopt the provisions of ASU 2014-10 for these financial statements.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

4.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The website design is amortized over 3 years.

	Cost	Amortization		Net Book Value
August 31, 2014	$1,140	$1,140	$	nil
August 31, 2013	$1,140	$1,045		$95

5.

Notes payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand.  The interest is classified as accrued liabilities for financial statement purposes.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,184	$6,184
October 4, 2011	5,000	1,164	6,164
November 4, 2011	10,000	2,260	12,260
December 3, 2013	10,000	1,394	11,394
Total	$30,000	$6,002	$36,002

6.

Convertible Note Payable

The convertible note payable is unsecured, bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of $0.005 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

In accordance with accounting policy, the carrying value of the financial instrument was bifurcated into debt and equity based on the fair value of the two instruments at the time of issuance. Based on a Black-Scholes option pricing model, the value of the conversion option was determined to be $906 making the value of the debt $9,094.  The assumption used were: a 5 year term; volatility of 100%; risk free interest rate of 1.0% and dividends paid of $nil.

Because of the demand feature of the note and the relatively small value of the conversion feature, all of the debt discount was amortized and taken into income during the previous year as operating expense.

6.

Convertible Note Payable - continued

Date	Principal	Interest	Total
May 17, 2013	$10,000	$1,032	$11,032

Total	$10,000	$1,032	$11,032

7.

Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

There were no warrants or stock options outstanding as of August 31, 2014.

There were no significant non-cash transactions during the period ended August 31, 2014.

8.

Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	For the year Ended
	August 31, 2014	August 31, 2013

Net loss for the period	$(38,533)	$(31,011)
Statutory and effective tax rate	35%	35%

Income tax expense (recovery) at the effective rate	(13,487)	(10,854)
Permanent differences	-	317
Tax losses carry forward deferred	13,487	10,537

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $126,126 Under normal circumstances the losses will expire in the years 2029 to 2034.

As at August 31, 2014, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes:	August 31, 2014	August 31, 2013

Tax loss carried forward	$126,126	$87,593

Deferred income tax assets	44,144	30,658
Valuation allowance	(44,144)	(30,658)

Deferred tax asset	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, August 30, 2014. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 30, 2014 and were subject to material weaknesses.

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

3.

Inadequate segregation of duties consistent with control objectives

4.

Ineffective controls over period end financial disclosure and reporting processes.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2014, our internal control over financial reporting was not subject to changes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Ku Wai Li	President, Principal Executive Officer, Secretary,
Age: 28	Treasurer, Principal Financial Officer, Principal
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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ku Wai Li	2014	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2014 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Ku Wai Li	2,000,000	22.72%
Common Stock	Directors and officers as a group consisting of one person	2,000,000	22.72%

The percent of class is based on 8,800,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Our sole promoter, Ku Wai Li;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for professional services rendered for the audit of our annual consolidated financial statements were:

2014

$5,200

2013

$4,800

Audit Related Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2014

$3,500

2013

$2,850

Tax Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for other non-audit professional services, other than those services listed above, totalled:

2014

Nil

2013

Nil

All Other Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for other non-audit professional services, other than those services listed above, totalled:

2014

$

2013

$

The audit related fees consist of KR Margetson Ltd., Chartered Accountants’ review of our reviews of our interim unaudited financial statements.

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

ITEM 15. EXHIBITS

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

Globe Net Wireless Corp.

Dated: December 1, 2014	By:	/s/ Ku Wai Li
Ku Wai Li, President, Chief Executive Officer and Chief Financial Officer