Form 10-Q
period 2014-11-30
Globe Net Wireless Corp.
filed 2015-01-14
CIK 1511820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2015.

GLOBE NET WIRELESS CORP.

Financial Statements

November 30, 2014

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM BALANCE SHEETS

	November 30,	August 31,
ASSETS	2014	2014

CURRENT ASSETS
Cash and cash equivalents	$7,155	$18,066

Total Current Assets	7,155	18,066

Total Assets	$7,155	$18,066

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$8,954	$11,009
Accrued Liabilities	6,500	12,783
Notes Payable – Note 6	30,000	30,000
Convertible Note Payable – Note 7	10,000	10,000

Total Current Liabilities	55,454	63,792

STOCKHOLDER'S EQUITY
Common Stock - Note 8
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	72,106	72,106
Deficit Accumulated during the development stage	(131,205)	(128,632)

Total Stockholders' Deficit	(48,299)	(45,726)

Total Liabilities and Stockholders' Equity	$7,155	$18,066

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF OPERATIONS

For the three months ended November 30, 2014 and 2013

	For the three	For the three
	Months ended	months ended
	November 30,	November 30,
	2014	2013

EXPENSES

General and administrative expenses	$1,776	$4,354

Operating loss before interest	(1,776)	(4,354)
Interest	(798)	(798)

Net loss and comprehensive loss	$(2,574)	$(5,152)

Loss per share of common stock
−Basic and diluted	$(0.000)	$(0.001)

Weighted average shares of common stock
−Basic and diluted	$10,800,000	$9,814,286

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

For the year ended August 31, 2014 and the three months ended November 30, 2014

	Common Stock		Additional paid-in		Shares	Deficit accumulated during the development
	Shares	Amount	capital		subscribed	stage	Total
Balance, August 31, 2013	9,500,000	$9,500	$8,406		$35,000	$(90,099)	$(37,193)

Sep 07, 2013, issued common stock at $0.05 per share for cash	700,000	700	34,300		(35,000)	−	−
Nov 08, 2013, issued common stock at $0.05 per share for cash	600,000	600	29,400		−	−	30,000
Net loss and comprehensive loss	−	−	−		−	(38,533)	(38,533)

Balance, August 31, 2014	10,800,000	10,800	72,106		−	(128,632)	(45,726)

Net loss and comprehensive loss	−	−	−		−	(2,574)	(2,574)

Balance, November 30, 2014	10,800,000	$10,800	$72,106	$	−	$(131,205)	$(48,299)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF CASH FLOWS

For the three months ended November 30, 2014 and 2013

		For the three		For the three
		months ended		months ended
		November 30,		November 30,
		2014		2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)		$(2,574)		$(5,152)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization		−		95
Interest on notes and convertible notes payable		798		798

Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense		−		866
Accounts Payable		(2,055)		(13,653)
Accrued Liabilities		(7,080)		750

Net Cash used in Operating Activities		(10,911)		(16,296)

Cash Flows from (used in) Financing Activities
Common shares issued		−		65,000
Shares subscribed, not issued		−		(35,000)

Net Cash provided by Financing Activities		−		30,000

Cash Flows used in Investment Activities
Intangible Assets		−		−

Net Cash used in Investment Activities		−		−

Increase (Decrease) in Cash		(10,911)		13,704

Cash at Beginning of Period		18,066		19,753

Cash at End of Period		$7,155		$33,457

Supplemental cash flow information
Interest		$798		$798
Taxes	$	−	$	−

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2014 (Unaudited)

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

The Company has accumulated a deficit of $131,205 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.

Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2014 annual financial statements. Operating results for the three month period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ended August 31, 2015.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2014.

4.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. In June 2014, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2014 (Unaudited)

5.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life. The website design is amortized over 3 years.

	Cost	Amortization		Net Book Value
August 31, 2014	$1,140	$1,140	$	nil
August 31, 201	$1,140	$1,045		$95

6.

Notes payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. The interest is classified as accrued liabilities for financial statement purposes.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,283	$6,283
October 4, 2011	5,000	1,264	6,264
November 4, 2011	10,000	2,459	12,459
December 3, 2012	10,000	1,594	11,594
Total	$30,000	$6,600	$36,600

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

Date	Principal	Interest	Total
May 17, 2013	$10,000	$1,232	$11, 232
Total	$10,000	$1,232	$11, 232

8.

Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of November 30, 2014.

There were no significant non-cash transactions during the period ended November 30, 2014.

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

Globe Net is a start-up company engaged in the development of proprietary wireless broadband technology for the purpose of becoming a rural internet service provider (RISP). Globe Net is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. Globe Net is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. Globe Net’s mission is to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. Through the use of its Internet and wireless connectivity systems, Globe Net will try to provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds. Globe Net plans to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China.

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

Three-month Period Ended November 30, 2014 Compared to the Three-month Period Ended November 30, 2013.

Our net loss for the three-month period ended November 30, 2014 was $2,574 (2013: $5,152), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either three-month period in fiscal 2014 or 2013. The decrease in expenses in the current fiscal year relate to a decrease in accounts payable.

The weighted average number of shares outstanding was 10,800,000 for the three-month period ended November 30, 2014 and 10,137,363 for the three-month period ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2014, our current assets were $7,155 compared to $18,066 in current assets at August 31, 2014. As at November 30, 2014, our current liabilities were $55,454compared to $63,792 at August 31, 2014. Current liabilities at November 30, 2014 were comprised of $40,000 in notes payable and $8,954 in accounts payable and $6,500in accrued liabilities.

Stockholders’ deficit increased from $45,726 as of August 31, 2014 to $48,299 as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2014, net cash flows used in operating activities were $10,911 consisting of an adjusted net loss of $1,776 and $9,135 used in accounts payable and accrued liabilities. For the three-month period ended November 30, 2013, net cash flows used in operating activities were $16,296.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the three-month period ended November 30, 2014, we generated nil cash from financing activities. We generated $30,000 cash from the issuance of common shares in the comparative period in fiscal 2014.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CHANGE IN ACCOUNTING POLICY

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. In June 2014, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 13, 2015

By: /s/ Ku Wai Li

Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer