Form 10-Q
period 2015-02-28
Globe Net Wireless Corp.
filed 2015-04-15
CIK 1511820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of April 13, 2015.

GLOBE NET WIRELESS CORP.

Financial Statements

February 28, 2015

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM BALANCE SHEETS

Stated in US Dollars

	February 28,	August 31,
ASSETS	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$3,907	$18,066

Total Current Assets	3,907	18,066

Total Assets	$3,907	$18,066

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$11,973	$11,009
Accrued Liabilities	7,250	12,783
Notes Payable – Note 6	30,000	30,000
Convertible Note Payable – Note 7	10,000	10,000

Total Current Liabilities	59,223	63,792

STOCKHOLDER'S EQUITY
Common Stock - Note 8
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	72,106	72,106
Deficit Accumulated during the development stage	(138,222)	(128,632)

Total Stockholders' Deficit	(55,316)	(45,726)

Total Liabilities and Stockholders' Equity	$3,907	$18,066

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF OPERATIONS

For the three and six months ended February 28, 2015 and 2014

Stated in US Dollars

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

EXPENSES

General and administrative expenses	$6,228	$3,937	$8,004	$8,292

Operating loss before interest	(6,228)	(3,936)	(8,004)	(8,290)
Interest	(789)	(789)	(1,587)	(1,587)

Net loss and comprehensive loss	$(7,017)	$(4,725)	$(9,591)	$(9,877)

Loss per share of common stock
-Basic and diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,466,851

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

For the year ended August 31, 2014 and the six months ended February 28, 2015

Stated in US Dollars

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Shares	Development
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance, August 31, 2013	9,500,000	$9,500	$8,406	$35,000	$(90,099)	$(37,193)

Sep 07, 2013, issued common stock at $0.05 per share for cash	700,000	700	34,300	(35,000)	-	-

Nov 08, 2013, issued common stock at $0.05 per share for cash	600,000	600	29,400	-	-	30,000

Net loss and comprehensive loss	-	-	-	-	(38,533)	(38,533)

Balance, August 31, 2014	10,800,000	10,800	72,106	-	(128,632)	(45,726)

Net loss and comprehensive loss	-	-	-	-	(9,591)	(9,591)

Balance, February 28, 2015	10,800,000	$10,800	$72,106	$-	$(138,222)	$(55,316)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF CASH FLOWS

For the six months ended February 28, 2015 and 2014

Stated in US Dollars

	For the six	For the six
	months ended	months ended
	February 28,	February 28,
	2015	2014

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$(9,591)	$(9,877)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Amortization	-	95
Interest on notes and convertible notes payable	1,587	1,587
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	-	866
Accounts Payable	(7,655)	(22,042)
Accrued Liabilities	1,500	1,250

Net Cash used in Operating Activities	(14,159)	(28,121)

Cash Flows from (used in) Financing Activities
Common shares issued	-	65,000
Shares subscribed, not issued	-	(35,000)

Net Cash provided by Financing Activities	-	30,000

Cash Flows used in Investment Activities
Intangible Assets	-	-

Net Cash used in Investment Activities	-	-

Increase (Decrease) in Cash	(14,159)	1,879

Cash at Beginning of Period	18,066	19,753

Cash at End of Period	$3,907	$21,632

Supplemental cash flow information
Interest	$1,587	$1,587
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

Globe Net Wireless Corp

Notes to the Financial Statements

February 28, 2015 (Unaudited)

Stated in US Dollars

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

The Company has accumulated a deficit of $138,222 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.

Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.  It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2014 annual financial statements.  Operating results for the six month period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ended August 31, 2015.

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

Globe Net Wireless Corp

Notes to the Financial Statements

February 28, 2015 (Unaudited)

Stated in US Dollars

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

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,382	$6,382
October 4, 2011	5,000	1,362	6,362
November 4, 2011	10,000	2,656	12,656
December 3, 2012	10,000	1,791	11,791
Total	$30,000	$7,191	$37,191

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

Date	Principal	Interest	Total
May 17, 2013	$10,000	$1,429	$11,429

Total	$10,000	$1,429	$11,429

8.

Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of February 28, 2015.

There were no significant non-cash transactions during the period ended February 28, 2015.

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

Six-month Period Ended February 28, 2015 Compared to the Six-month Period Ended February 28, 2014.

Our net loss for the six-month period ended February 28, 2015 was $9,591 (2014: $9,877), which consisted of general and administration expenses and interest on notes payable.  We did not generate any revenue during either six-month period in fiscal 2015 or 2014. The decrease in expenses in the current fiscal year relate to a reduction in general and administrative expenses. The weighted average number of shares outstanding was 10,800,000 for the six-month period ended February 28, 2015 and 10,466,851 for the six-month period ended February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2015, our current assets were $3,907 compared to $18,666 in current assets at August 31, 2014. As at February 28, 2015, our current liabilities were $59,223 compared to $63,792 at August 31, 2014. Current liabilities at February 28, 2015 were comprised of $40,000 in notes payable and $11,973 in accounts payable and $7,250 in accrued liabilities.

Stockholders’ deficit increased from $45,726 as of August 31, 2014 to $55,316 as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2015, net cash flows used in operating activities were $14,159 consisting of an adjusted net loss of $8,004, and $6,155  used in accounts payable and accrued liabilities. For the six-month period ended February 28, 2014, net cash flows used in operating activities were  $28,121 consisting of an adjusted net loss of $8,195, $866 in prepaid expenses and $20,791 used in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the six-month period ended February 28, 2015, we realized nil in net cash from financing activities. We generated 30,000 cash from financing activities from the issuance of a note payable in the comparative period in fiscal 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: April 13, 2015	By: /s/ Ku Wai Li
Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer