Form 10-Q
period 2015-05-31
Globe Net Wireless Corp.
filed 2015-07-13
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-172172

GLOBE NET WIRELESS CORP.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2302-3 Pacific Plaza

410 Des Voeux Road West

Hong Kong, China

(Address of principal executive offices) (Zip Code)

(852) 37-55-8010

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of July 14, 2015.

GLOBE NET WIRELESS CORP.

Financial Statements

(Unaudited)

May 31, 2015

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM BALANCE SHEETS

(Unaudited)

	May 31, 2015	August 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,021	$18,066

Total Current Assets	2,021	18,066

Total Assets	$2,021	$18,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,103	$11,009
Accrued Liabilities	17,427	12,783
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	10,000	10,000

Total Current Liabilities	59,530	63,792

STOCKHOLDER’S EQUITY (DEFICIT)
Common Stock - Note 7
Par Value: $0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	72,106	72,106
Deficit Accumulated during the development stage	(140,415)	(128,632)

Total Stockholders’ Deficit	(57,509)	(45,726)

Total Liabilities and Stockholders’ Equity	$2,021	$18,066

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF OPERATIONS

For the three and nine months ended May 31, 2015 and 2014

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

EXPENSES

General and administrative expenses	$1,385	$12,335	$9,390	$20,627
Incorporation costs	-	-	-	-

Operating loss before interest	(1,385)	(12,335)	(9,390)	(20,627)
Interest	(807)	(807)	(2,393)	(2,392)

Net loss and comprehensive loss	$(2,192)	$(13,142)	$(11,783)	$(23,019)

Loss per share of common stock
-Basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,579,121

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the year ended August 31, 2014 and the nine months ended May 31, 2015

(Unaudited)

					Deficit
					accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	development
	Shares	Amount	Capital	subscribed	stage	Total

Balance, August 31, 2013	9,500,000	$9,500	$8,406	$35,000	$(90,099)	$(37,193)

Sep 07, 2013, issued common stock at $0.05 per share for cash	700,000	700	34,300	(35,000)	-	-
Nov 08, 2013, issued common stock At $0.05 per share for cash	600,000	600	29,400	-	-	30,000
Net loss and comprehensive loss	-	-	-	-	(38,533)	(38,533)

Balance, August 31, 2014	10,800,000	$10,800	$72,106	$-	$(128,632)	$(45,726)

Net loss and comprehensive loss	-	-	-	-	(11,783)	(11,783)

Balance, May 31, 2015	10,800,000	$10,800	$72,106	$-	$(140,415)	$(57,509)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2015 and 2014

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	May 31, 2015	May 31, 2014

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$(11,783)	$(23,019)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	-	95
Interest on notes and convertible notes payable	2,393	2,393
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	-	10,864
Accounts Payable	(8,905)	(13,867)
Accrued Liabilities	2,250	(7,500)

Net Cash used in Operating Activities	(16,045)	(31,034)

Cash Flows from (used in) Financing Activities
Common shares issued	-	65,000
Shares subscribed, not issued	-	(35,000)

Net Cash provided by Financing Activities	-	30,000

Cash Flows used in Investment Activities
Intangible Assets	-	-

Net Cash used in Investment Activities	-	-

Increase (Decrease) in Cash	(16,045)	(1,034)

Cash at Beginning of Period	18,066	19,753

Cash at End of Period	$2,021	$18,719

Supplemental cash flow information
Interest	$2,393	$2,393
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

1.	Organization and nature of operations

Globe Net Wireless Corp. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired.

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

The Company has accumulated a deficit of $140,415 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2014 annual financial statements. Operating results for the nine month period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the year ended August 31, 2015.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2014.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

4.	Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities”. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

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

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,483	$6,483
October 4, 2011	5,000	1,463	6,463
November 4, 2011	10,000	2,858	12,858
December 3, 2012	10,000	1,992	11,992
Total	$30,000	$7,796	$37,796

6.	Convertible Note Payable

The convertible note payable is unsecured, bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of $0.005 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

6.	Convertible Note Payable – continued

In accordance with accounting policy, the carrying value of the financial instrument was bifurcated into debt and equity based on the fair value of the two instruments at the time of issuance. Based on a Black-Scholes option pricing model, the value of the conversion option was determined to be $906, making the value of the debt $9,094. The assumption used were: a 5 year term; volatility of 100%; risk free interest rate of 1.0% and dividends paid of $nil.

Because of the demand feature of the note and the relatively small value of the conversion feature, all of the debt discount was amortized and taken into income during the previous year as operating expense.

Date	Principal	Interest	Total
May 17, 2013	$10,000	$1,631	$11,631

Total	$10,000	$1,631	$11,631

7.	Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of May 31, 2015.

There were no significant non-cash transactions during the period ended May 31, 2015.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Nine-month Period Ended May 31, 2015 Compared to the Nine-month Period Ended May 31, 2014.

Our net loss for the nine-month period ended May 31, 2015 was $11,783 (2014: $23,019), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either nine-month period in fiscal 2015 or 2014. The increase in expenses in the current fiscal year relate to an increase in legal fees that we have incurred in connection with our application to have our common shares called to trade on the OTC bulletin board.

The weighted average number of shares outstanding was 10,800,000 for the nine-month period ended May 31, 2015 and 10,579,121 for the period ended May 31, 2014.

Three-month Period Ended May 31, 2015 Compared to the Three-month Period Ended May 31, 2014.

Our net loss for the three-month period ended May 31, 2015 was $2,192 (2014: $13,142), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either three-month period in fiscal 2015 or 2014. The increase in expenses in the current fiscal year relate to an increase in legal fees that we have incurred in connection with our application to have our common shares called to trade on the OTC bulletin board.

The weighted average number of shares outstanding was 10,800,000 for the three-month periods ended May 31, 2015 and 10,800,000 for May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2015, our current assets were $2,021 compared to $18,066 in current assets at August 31, 2014. As at May 31, 2015, our current liabilities were $59,530 compared to $63,792 at August 31, 2014. Current liabilities at May 31, 2015 were comprised of $40,000 in notes payable and $2,103 in accounts payable and $17,427 in accrued liabilities.

Stockholders’ deficit increased from $357,509 as of August 31, 2014 to $45,726 as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended May 31, 2015, net cash flows used in operating activities were $16,045 consisting of a net loss of $11,783 and $8,905in accounts payable and. For the nine-month period ended May 31, 2014, net cash flows used in operating activities were $31,034 consisting of a net loss of $23,019 and $21,367 in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended May 31, 2015, we realized nil in net cash from financing activities. We generated $30,000 cash from financing activities in the comparative period in fiscal 2014.

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

GOING CONCERN

The independent auditors’ report accompanying our August 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: July 13, 2015	By:	/s/ Ku Wai Li
Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer

