Form 10-K
period 2015-08-31
Globe Net Wireless Corp.
filed 2015-11-30
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-172172

GLOBE NET WIRELESS CORP.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2302-3 Pacific Plaza

410 Des Voeux Road West

Hong Kong, China

(Address of principal executive offices)

Registrant’s telephone number, including area code: (852) 37-55-8010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of November 30, 2015, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.05, these non-affiliate shares have an aggregate market value of $440,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 30, 2015, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

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

Jumpstart Our Business Startups Act

As an “emerging growth company” Globe Net will be governed by the Jumpstart Our Business Startups Act (the “JOBS Act”).

In April 2012, the JOBS Act was enacted into law. The JOBS Act provides, among other things:

●	exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing;

●	amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act;

●	relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

●	adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

●	exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of:

(a)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(b)	the completion of the fiscal year of the fifth anniversary of the company’s IPO,

(c)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

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

The JOBS Act also exempts Globe Net’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

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

Raw Materials / Equipment

Globe Net will need the following equipment to provide its GNW System for Internet packages and related services:

Transmitting End:

●	an omni-directional antenna mounted on a communications tower

●	server with proprietary software

●	custom-designed signal amplifier

●	transmitter designed to use the 700MHz-714MHz spectrum range

●	duplexer

●	100Mb fibre optic connection

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

Receiving End:

●	a simple Yagi-Uda directional antenna connected via coaxial cable to a modem

●	Apple AirPort Extreme 801.11n router (providing up to 300Mbps speeds)

●	Apple TV multimedia device connected to a monitor

●	Apple iMac computer connected wirelessly via AirPort router

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Globe Net’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended November 30, 2015. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 Aug 2015	$1.61	$1.25	Pink OTC Markets Inc.
31 May 2015	$1.00	$1.00	Pink OTC Markets Inc.
28 Feb 2015	$1.00	$1.00	Pink OTC Markets Inc.
30 Nov 2014	$1.00	$1.00	Pink OTC Markets Inc.
28 Aug 2014	$0.00	$0.00	Pink OTC Markets Inc.

As of November 30, 2015, Globe Net had 10.8 million common shares outstanding of which 8.8 million common shares are owned by non-affiliate shareholders and 2 million common shares are owned by Globe Net’s sole director and officer who is an affiliate.

Subject to the Rule 144 volume limitations and the “shell company” trading restrictions described in the paragraph below, there are a total of 9,500,000 shares of Globe Net’s common stock that can be sold pursuant to Rule 144 as follows:

&	2 million shares of common stock owned by one affiliates since September 14, 2009; and

&	7.5 million shares of common stock owned by 30 non-affiliates since January 26, 2010.

&	1.3 million shares of common stock owned by 4 non-affiliates since November 8, 2013

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

Holders of Globe Net’s Common Stock

As of November 30, 2015, Globe Net had 35 holders of its common stock.

Equity Compensation Plans

Globe Net has no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Registration Rights

Globe Net has not granted registration rights to the selling shareholders or to any other person.

Dividends

There are no restrictions in Globe Net’s articles of incorporation or bylaws that restrict Globe Net from declaring dividends. The Nevada Revised Statutes, however, do prohibit Globe Net from declaring dividends where, after giving effect to the distribution of the dividend:

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

Results of Operations

We have not earned any revenue from our incorporation on September 4, 2009 to August 31, 2015. During the fiscal year ended August 31, 2015, we incurred net losses of $19,841 (2014: $38,533) consisting of $16,641 in general and administrative expenses (2014: $35,333), and $3,200 in interest expense (2014: $3,200).

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

Liquidity and Capital Resources

As of August 31, 2015, our current assets consisted of $819 in cash with total liabilities of $66,386, which consisted of convertible notes payable of $10,000, notes payable of $30,000, accounts payable of 10,453 and accrued liabilities of $15,933. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2015, net cash flows used in operating activities were ($17,247) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable and accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2015, net cash from financing activities was nil.

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

Going Concern

The independent auditors’ report accompanying our August, 2015 and 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

GLOBE NET WIRELESS CORP.

Financial Statements

August 31, 2015

Stated in US Dollars

K. R. MARGETSON LTD.	Chartered Professional Accountants
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Globe Net Wireless Corp.:

We have audited the accompanying balance sheet Globe Net Wireless Corp. as of August 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2015 and 2014 and the change in equity and the results of its operations and its cash flows for the years ended August 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ K. R. MARGETSON LTD
November 30, 2015	Chartered Professional Accountants

GLOBE NET WIRELESS CORP.

BALANCE SHEETS

	August 31, 2015	August 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$819	$18,066

Total Assets	$819	$18,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$10,453	$11,009
Accrued Liabilities	15,933	12,783
Notes Payable – Note 4	30,000	30,000
Convertible Note Payable – Note 5	10,000	10,000

Total Current Liabilities	66,386	63,792

STOCKHOLDER’S EQUITY (DEFICIT)
Common Stock - Note 6
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	72,106	72,106
Deficit Accumulated	(148,473)	(128,632)

Total Stockholders’ Deficit	(65,567)	(45,726)

Total Liabilities and Stockholders’ Equity	$819	$18,066

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

STATEMENT OF OPERATIONS

For the years ended August 31, 2015 and 2014

	For the	For the
	year ended	year ended
	August 31, 2015	August 31, 2014

EXPENSES

General and administrative expenses	$16,641	$35,333

Operating loss before interest	(16,641)	(35,333)
Interest	(3,200)	(3,200)

Net loss and comprehensive loss	$(19,841)	$(38,533)

Loss per share of common stock
-Basic and diluted	$(0.002)	$(0.003)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,676,712

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the years ended August 31, 2015 and 2014

	Common stock		Additional Paid-in	Common Stock	Deficit
	Shares	Amount	Capital	subscribed	Accumulated	Total
Balance, August 31, 2013	9,500,000	$9,500	$8,406	$35,000	$(90,099)	$(37,193)

Sep 07, 2013, issued common stock at $0.05 per share for cash	700,000	700	34,300	(35,000)	-	-
Nov 08, 2013, issued common stock At $0.05 per share for cash	600,000	600	29,400	-	-	30,000
Net loss and comprehensive loss	-	-	-	-	(38,533)	(38,533)

Balance, August 31, 2014	10,800,000	10,800	72,106	-	(128,632)	(45,726)

Net loss and comprehensive loss	-	-	-	-	(19,841)	(19,841)

Balance, August 31, 2015	10,800,000	$10,800	$72,106	$-	$(148,473)	$(65,567)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

STATEMENT OF CASH FLOWS

For the years ended August 31, 2015 and 2014

	For the	For the
	year ended	year ended
	August 31, 2015	August 31, 2014

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$(19,841)	$(38,533)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	-	95
Interest on notes and convertible notes payable	3,200	3,200
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	-	21,157
Accounts Payable	(556)	(12,606)
Accrued Liabilities	(50)	(5,000)

Net Cash used in Operating Activities	(17,247)	(31,687)

Cash Flows from (used in) Financing Activities
Common shares issued	-	65,000
Shares subscribed, not issued	-	(35,000)

Net Cash provided by Financing Activities	-	30,000

Cash Flows used in Investment Activities

Net Cash used in Investment Activities	$-	$-

Increase (Decrease) in Cash	(17,247)	(1,687)

Cash at Beginning of Year	18,066	19,753

Cash at End of Year	$819	$18,066

Supplemental cash flow information
Interest	$3,200	$3,200
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

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

The Company has accumulated a deficit of $148,473 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Summary of principal accounting policies

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

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

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except that resulting from investments by owners and distributions to owners.

For the period ended August 31, 2015, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220

Foreign currency translations

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

August 31, 2015

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at August 31, 2015, the Company did not have assets or liabilities subject to fair value measurement.

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

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, “Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014, and have been applied to the preparation to these financial statements.. The Company has elected not to early adopt the provisions of ASU 2014-10 for these financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

4.	Notes payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. The interest is classified as accrued liabilities for financial statement purposes.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,583	$6,583
October 4, 2011	5,000	1,564	6,564
November 4, 2011	10,000	3,060	13,060
December 3, 2012	10,000	2,194	12,194
Total	$30,000	$8,401	$38,401

5.	Convertible Note Payable

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

GLOBE NET WIRELESS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

5.	Convertible Note Payable - continued

Date	Principal	Interest	Total
May 17, 2013	$10,000	$1,832	$11,832

Total	$10,000	$1,832	$11,832

6.	Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of August 31, 2015.

There were no significant non-cash transactions during the period ended August 31, 2015.

7.	Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	For the year Ended
	August 31, 2015	August 31, 2014

Net loss for the period	$(19,801)	$(38,533)
Statutory and effective tax rate	35%	35%

Income tax expense (recovery) at the effective rate	(6,930)	(13,487)
Permanent differences	-
Tax losses carry forward deferred	6,930	13,487

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $145,607. Under normal circumstances the losses will expire in the years 2029 to 2035.

As at August 31, 2015, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	August 31, 2015	August 31, 2014

Tax attributes:

Tax loss carried forward	$145,607	$126,126

Deferred income tax assets	50,963	44,144
Valuation allowance	(50,963)	(44,144)

Deferred tax asset	$-	$-

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, August 31, 2015. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2015 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended August 31, 2015, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)

Ku Wai Li	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal

Age: 30	Accounting Officer and member of the Board of Directors.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ku Wai Li	2015	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended August 31, 2015 and 2013, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for professional services rendered for the audit of our annual consolidated financial statements were:

2015	$5,200
2014	$4,800

Audit Related Fees

For the years ended August 31, 2015 and 2013, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was:

2015	$3,500
2014	$2,850

Tax Fees

For the years ended August 31, 2015 and 2013, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for other non-audit professional services, other than those services listed above, totaled:

2015	Nil
2014	Nil

All Other Fees

For the years ended August 31, 2015 and 2013, the aggregate fees billed by KR Margetson Ltd., Chartered Accountants for other non-audit professional services, other than those services listed above, totaled:

2015	$
2014	$

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd., Chartered Accountants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

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

Globe Net Wireless Corp.

Dated: November 30, 2015	By:	/s/ Ku Wai Li
Ku Wai Li, President, Chief Executive Officer and
Chief Financial Officer

