Form 10-Q
period 2016-05-31
Globe Net Wireless Corp.
filed 2016-07-15
CIK 1511820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of July 14, 2016.

GLOBE NET WIRELESS CORP.

Interim Financial Statements

May 31, 2016

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM BALANCE SHEETS

(Unaudited)

	May 31, 2016	August 31, 2015
ASSETS

CURRENT ASSETS
Cash	$1,327	$819
Prepaid Expenses	1,250	-

Total Assets	$2,577	$819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$9,705	$10,453
Accrued Liabilities	15,207	15,933
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	30,500	10,000

Total Current Liabilities	85,412	63,792

STOCKHOLDER’S DEFICIT
Common Stock - Note 7
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	72,106	72,106
Deficit Accumulated	(165,741)	(148,473)

Total Stockholders’ Deficit	(82,835)	(65,567)

Total Liabilities and Stockholders’ Deficit	$2,577	$819

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF OPERATIONS

For the three and nine months ended May 31, 2016 and May 31, 2015

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

EXPENSES

General and administrative expenses	$6,574	$1,385	$13,844	$9,390

Operating loss before interest	(6,574)	(1,385)	(13,844)	(9,390)
Interest	(1,215)	(807)	(3,424)	(2,393)

Net loss and comprehensive loss	$(7,789)	$(2,192)	$(17,268)	$(11,783)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.000)	$(0.002)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional Paid-in	Common Stock	Deficit
	Shares	Amount	Capital	subscribed	Accumulated	Total

Balance, August 31, 2013	9,500,000	$9,500	$8,406	$35,000	$(90,099)	$(37,193)

Sep 07, 2013, issued common stock	700,000	700	34,300	(35,000)	-	-
at $0.05 per share for cash
Nov 08, 2013, issued common stock	600,000	600	29,400	-	-	30,000
At $0.05 per share for cash
Net loss and comprehensive loss for the year ended August 31, 2014	-	-	-	-	(38,533)	(38,533)

Balance, August 31, 2014	10,800,000	10,800	72,106	-	(128,632)	(45,726)

Net loss and comprehensive loss for the year ended August 31, 2015	-	-	-	-	(19,841)	(19,841)

Balance, August 31, 2015	10,800,000	10,800	72,106	-	(148,473)	(65,567)

Net loss and comprehensive loss for the nine months ended May 31, 2016	-	-	-	-	(17,268)	(17,268)

Balance, May 31, 2016	10,800,000	$10,800	$72,106	$-	$(165,741)	$(82,835)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2016 and May 31, 2015

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	May 31, 2016	May 31, 2015

Cash Flows from (used in) Operating Activities
Net Loss	$(17,268)	$(11,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Interest on notes and convertible notes payable	3,424	2,393
Increase (Decrease) in Operating Assets and Liabilities
Prepaid expenses	(1,250)
Accounts Payable	(748)	(8,905)
Accrued Liabilities	(4,150)	2,250

Net Cash used in Operating Activities	(19,992)	(16,045)

Cash Flows from Financing Activities
Convertible note payable	20,500	-

Net Cash provided by Financing Activities	20,500	-

Increase (Decrease) in Cash	508	(16,045)

Cash at Beginning of Period	819	18,066

Cash at End of Period	$1,327	$2,021

Supplemental cash flow information
Interest	$3,424	$2,393
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2016

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

The Company has accumulated a deficit of $165,741 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2015 annual financial statements. Operating results for the nine month period ended May 31, 2016 are not necessarily indicative of the results that can be expected for the year ended August 31, 2016.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2015.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

May 31, 2016

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

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,884	$6,884
October 4, 2011	5,000	1,864	6,864
November 4, 2011	10,000	3,660	13,660
December 3, 2012	10,000	2,795	12,795
Total	$30,000	$10,203	$40,203

6.	Convertible Note Payable

There are five convertible notes payable. The notes are unsecured, bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of $0.005 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of the notes issued during the nine months ended May 31, 2016 as the shares that would have been issued are not readily convertible into cash.

Date	Principal	Interest	Total
May 17, 2013	$10,000	$2,433	$12,433
Sep 11, 2015	10,000	576	10,576
Nov 12, 2015	5,000	220	5,220
Nov 13, 2015	5,000	219	5,219
Apr 11, 2016	500	6	506

Total	$30,500	$3,454	$33,954

7.	Common stock

On September 27, 2013, the Company issued 700,000 common shares at $0.05 each for subscriptions received during the year ended August 31, 2013.

On November 8, 2013, the Company issued 600,000 common shares at $0.05 each for cash.

There were no warrants or stock options outstanding as of May 31, 2016.

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

Nine-month Period Ended May 31, 2016 Compared to the Nine-month Period Ended May 31, 2015.

Our net loss for the nine-month period ended May 31, 2016 was $17,268 (2015: $11,783), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either nine-month period in fiscal 2016 or 2015. The increase in expenses in the current fiscal year relate to an increase in administrative expenses associated with being a reporting issuer and interest expense no notes payable.

The weighted average number of shares outstanding was 10,800,000 for the nine-month period ended May 31, 2016 and 10,800,000 for the period ended May 31, 2015.

Three-month Period Ended May 31, 2016 Compared to the Three-month Period Ended May 31, 2015.

Our net loss for the three-month period ended May 31, 2016 was $7,789 (2015: $2,192), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The increase in expenses in the current fiscal year relate to an increase inadministrative expenses associated with being a reporting issuer and interest expense no notes payable.

The weighted average number of shares outstanding was 10,800,000 for the three-month periods ended May 31, 2016 and 10,800,000 for May 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2016, our current assets were $2,577 compared to $819 in current assets at August 31, 2015. As at May 31, 2016, our current liabilities were $85,412 compared to $63,792 at August 31, 2015. Current liabilities at May 31, 2016 were comprised of $60,500 in notes payable and $9,705 in accounts payable and $15,207 in accrued liabilities.

Stockholders’ deficit increased from $65,567 as of August 31, 2015 to $82,835 as of May 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended May 31, 2016, net cash flows used in operating activities were $19,992 consisting of a net loss of $17,268 and $748 in accounts payable and. For the nine-month period ended May 31, 2015, net cash flows used in operating activities were $16,045 consisting of a net loss of $11,783 and $8,905 in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended May 31, 2016, we realized nil in net cash from financing activities. We generated $20,500 cash from financing activities in the comparative period in fiscal 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: July 15, 2016	By:	/s/ Ku Wai Li
Ku Wai Li, President and Chief Executive Officer and Chief Financial Officer

