Form 10-K
period 2016-08-31
Globe Net Wireless Corp.
filed 2016-12-08
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-172172

GLOBE NET WIRELESS CORP.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2302-3 Pacific Plaza

410 Des Voeux Road West

Hong Kong, China

(Address of principal executive offices)

Registrant’s telephone number, including area code: (253)252-8637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common shares - $0.001 par value

(Title of Class)

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

As of November 30, 2016, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.80, these non-affiliate shares have an aggregate market value of $7,040,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 30, 2016, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

GNTW - Form 10-K - 2016	Page 2

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

Summary

Globe Net is a Nevada company and was incorporated on September 4, 2009. Globe Net is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. Globe Net is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In August 2016 Globe Net began developing software to be used in the open source application programming interface (“API”) ecosystems. In November 2016 Globe Net completed its beta-testing of its new mobile text marketing platform, TextPro Connect IQ, and has commenced the development and testing of a second API application known as Swappit. Management is also actively looking for other related applications to develop and incubate.

Globe Net is also continuing with the development of its Internet and wireless connectivity systems to provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds..

Since September 2009, Globe Net has had its executive head office at 2302-3 Pacific Plaza, 410 Des Voeux Road West, Hong Kong. The telephone number at this office is (253)252-8637. Globe Net is renting the administrative office on a month to month basis.

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

GNTW - Form 10-K - 2016	Page 3

Description of Business

App Incubator Segment

In August of 2016 Globe Net began to develop its business concept to capitalize on the proliferation of open source application programming interface (API) ecosystems. Management ascertained one of the key success metrics today is service velocity or the speed with which services can be developed and introduced to the market to generate revenue.

Currently, Globe Net has developed its TextPro app and is currently developing its second app. Swappit, for its app incubator business segment. TextPro Connect IQ is a single, unified, web-based system allowing customers to create campaigns that utilize a variety of marketing tools. Swappit it is a person to person online swapping platform.

Digital services in the API economy are increasingly being developed using a new design pattern known as microservices. Wikipedia defines microservices as: “a software architecture style in which complex applications are composed of small, independent processes communicating with each other using language-agnostic APIs.

In order to take advantage of the API ecosystem economy, Globe Net wants to become an agile business, able to participate in on-demand, context driven API economy value chains and to bring new services to market faster. The network as a digital platform will enable them to design and deploy customer-facing digital services by “mashing up” network and IT service components that run in the platform with each other, and potentially with services exposed by third-party platforms.

Rural Internet Service Provider (RISP) Segment

During the fiscal period ending August 31, 2016 Globe Net was still working on the development of its business segment to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. Through the use of its Internet and wireless connectivity systems, Globe Net’s goal is to develop and provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds. Globe Net planned to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China. Although Globe Net continues to attempt to achieve its goal of becoming a rural internet provider, management’s current plan is to focus on Globe Net’s app business.

See “Plan of Operation” and “Management’s Discussion and Analysis of Financial Condition” below for more information. As of the effective date of this prospectus Globe Net has not generated any revenues.

GNTW - Form 10-K - 2016	Page 4

Products

TextPro Connect IQ

TextPro Connect IQ is a single, unified, web-based system allowing customers to create campaigns that utilize a variety of marketing tools, including mobile coupons, SMS marketing, QR codes, mobile keywords, Mobile splash pages, surveys, voting, polls, email marketing and social media status updates. Additionally, business and event planners have the ability to offer text reminders. Small businesses that rely on scheduled meetings with customers can do away with fears of missed appointments, reservations, or scheduled maintenance and repairs.

Globe Net utilizes a software as a service (SAAS) model for TextPro Connect IQ. SaaS removes the need for organizations to install and run applications on their own computers or in their own data centers. This eliminates the expense of hardware acquisition, provisioning and maintenance, as well as software licensing, installation and support. Customers are charged a monthly fee for access to our platform and purchase voice and text credits from us using a PayPal gateway.

Swappit

Swappit it is a person to person online swapping platform. Users download the app, and then set their criteria which will allow Swappit to find a potential swapping match. The criteria will be based on how long you are willing to trade for in days or weeks, the distance you are willing to travel to trade in kilometers or miles, you item category and price level, then a picture of the items. Once all the parameters have been entered by the user, then the Swappit app will then search through it database of users to find a potential swapping match and allow the user to decide if they want to proceed with a swap or wait and search for more items. Once a match is what the user desires they simply arrange to meet the other user and complete the swap.

RISP

Globe Net is still developing a system to deliver high-speed Internet service wirelessly to rural subscribers. It is Globe Net’s goal is to offer quality, high-speed wireless Internet service to end-users who are without Internet service or underserviced as a result of inferior technologies. Globe Net intends to develop a new technology that will broadcast an omni-directional wireless signal with a radius of up to approximately 20 miles using 700MHz spectrum. Unlike microwave, WiFi, or WiMax, direct line of sight is not necessary, which increases its practicality while reducing broadcasting costs. Globe Net’s Internet and wireless connectivity systems will transmit high-speed Internet service wirelessly over the 600MHz - 800MHz spectrum, 700MHz being the optimal band, at speeds as high as 20Mbps (megabits per second) download and 4Mbps upload. The signal will be transmitted from an omni-directional antenna mounted on an elevated structure, such as a transmission or communications tower. Because the signal is transmitted at a relatively low frequency, it is not as susceptible to obstructions as Wi-Fi or satellite services, as the signal can penetrate through most vegetation and other solid obstacles such as buildings.

GNTW - Form 10-K - 2016	Page 5

Status of Products

TextPro Connect IQ

As of November 2016 TextPro Connect IQ is available for download on Globe Net’s website and customers are able to begin using the app immediately. Globe Net offers three distinct TextPro Connect IQ packages;

Startup $225 per month

●	5000 Text Messages
●	2500 Voice Messages
●	Unlimited Keywords

Business $465 per month

●	7500 Text Messages
●	5000 Voice Messages
●	Unlimited Keywords

Enterprise $945 per month

●	10000 Text Messages
●	10000 Voice Messages
●	Unlimited Keywords

Globe Net also offers add on packages for customers who require additional voice or text messages but are not ready to move to the next level of packages offered.

Swappit

At the date of this filing Swappit remains in development stage and is not available for download.

RISP

To date, Globe Net has not started any research or development on the RISP product.

Markets

Globe Net’s App incubator products will be worldwide and will only be limited by internet access prohibition exercised by certain countries (i.e. China, North Korea, Cuba and Miramar)

Beginning with and focusing on China and North America, Globe Net plans to offer for sale, once development is completed, its RISP products to residents and businesses located in under-serviced or non-serviced rural areas. Globe Net will target rural areas or installation communities with the potential for a minimum of 300 subscribers for its Internet packages and related services. When Globe Net has sufficient revenue and assets to expand, Globe Net plans to expand to other markets where residents and businesses require a rural internet service provider, which may include Europe and South America.

GNTW - Form 10-K - 2016	Page 6

Distribution Methods

Globe Net intends to advertise the availability of products and related service packages in the target markets through social media, word of mouth and online advertising campaigns. Distribution of Globe Nets Apps’ will be conducted directly to customers via the company website www.globenetwireless.com as well as the Google Play Store and the Apple App Store.

Globe Net intends to advertise the availability of the RISP products in the target markets through traditional print and radio media. Distribution of the RISP products will be conducted by an employee or consultant of Globe Net for both the transmitting end and the receiving end of the system.

Competitive Conditions

The app market is highly competitive and the percentage of companies that survive and prosper is small. App development companies often experience unexpected problems in the areas of product development, manufacturing, marketing, financing, and general management, among others, which frequently cannot be solved. In addition, companies may require substantial amounts of financing, which may not be available through institutional private placements, the public markets or otherwise.

Globe Net’s app incubator business is extremely competitive and always changing. Within the app marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

1.	greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;

2.	easier and more access to capital;

3.	longer operating histories;

4.	greater name recognition and established corporate identity;

5.	larger user base; and

6.	developed apps and websites.

Raw Materials / Equipment

The raw materials for the Globe Net app incubator business will include computers, GPS enabled smartphones, open source software and labor to write software code.

GNTW - Form 10-K - 2016	Page 7

Globe Net will need the omni-directional antennae, servers, amplifiers and transmitters for transmitting its RISP signal as well asYagi-Uda directional antennae, routers and a receiver to receive its RISP signal.

Principal Suppliers

Globe Net is not dependent on any single supplier for the app incubator business. However, Globe Net will depend on outside programmers and consultants to provide innovative solutions and programming expertise.

Globe Net currently has no principal suppliers for equipment or services for its RISP business. Globe Net needs to establish a supply chain for the required equipment and the raw materials for its RISP Business. Also, Globe Net will need to identify service providers within the rural installation communities to provide the required services to the subscribers.

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

GNTW - Form 10-K - 2016	Page 8

Item 1A: Risk Factors

Not applicable.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Globe Net executive offices are located at 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China

Globe Net currently has no interest in any property.

Item 3: Legal Proceedings

Globe net is not currently a party to any legal proceedings.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Globe Net’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended November 30, 2016. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
30 Nov 2016	$1.67	$0.44	Pink OTC Markets Inc.
31 Aug 2016	$1.30	$0.75	Pink OTC Markets Inc.
31 May 2016	$1.00	$0.75	Pink OTC Markets Inc.
28 Feb 2016	$1.30	$0.75	Pink OTC Markets Inc.
30 Nov 2015	$1.30	$1.00	Pink OTC Markets Inc.
28 Aug 2015	$1.61	$1.25	Pink OTC Markets Inc.
31 May 2015	$1.00	$1.00	Pink OTC Markets Inc.
28 Feb 2015	$1.00	$1.00	Pink OTC Markets Inc.
30 Nov 2014	$1.00	$1.00	Pink OTC Markets Inc.

GNTW - Form 10-K - 2016	Page 9

Holders of Globe Net’s Common Stock

As of November 30, 2016, Globe Net had 35 registered holders of its common stock.

Dividends

Globe Net has declared no dividends on its common shares, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of Globe Net’s Board of Directors.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Globe Net’s common shares.

Item 6: Selected Financial Data

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Globe Net’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report. Globe Net’s audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Globe Net has not earned any revenue since its incorporation on September 4, 2009 to August 31, 2016. During the fiscal year ended August 31, 2016, Globe Net incurred net losses of $28,395 (2015: $19,841) consisting of $23,528 in general and administrative expenses (2015: $16,641), and $4,867 in interest expense (2015: $3,200).

GNTW - Form 10-K - 2016	Page 10

Globe Net has not attained profitable operations and is dependent upon obtaining financing to complete its proposed business plan. For these reasons Globe Net’s auditors believe that there is substantial doubt that Globe Net will be able to continue as a going concern.

Globe Net’s financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should Globe Net be unable to continue in operation.

Liquidity and Capital Resources

As of August 31, 2016, Globe Net’s current assets consisted of $3,684 in cash with total liabilities of $103,521, which consisted of convertible notes payable of $50,500, notes payable of $30,000, accounts payable of $871 and accrued liabilities of $22,150. Management expects Globe Net will require additional capital to meet its long term operating requirements. Management expects to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

Globe Net has not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2016, net cash flows used in operating activities were ($37,010) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable and accrued liabilities.

Cash Flows from Financing Activities

Globe Net has financed its operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2016, net cash from financing activities was nil.

Plan of Operation

Globe Net’s plan of operation for the next 12 months is to:

1.	advance the TextPro Connect IQ app customer base via social media and online awareness programs;

2.	complete development and launch the Swappit app; and

3.	identify and develop more business mobile app customers that will take advantage of the expanding API ecosystem economy.

GNTW - Form 10-K - 2016	Page 11

Phase 1 –	Advance the TextPro Connect IQ App Customer Based Via Social Media and Online Awareness Programs

In Phase 1, Globe Net will use social media platforms, including, but not limited to, Twitter, Facebook, and YouTube in order to build brand awareness for TextPro Connect IQ and increase the number of downloads of the TextPro Connect IQ app. Globe Net plans to drive brand awareness and deliver our message to target audiences use Facebook postings and ad’s to bring attention to the TextPro Connect IQ app as well as establishing a page on YouTube containing how to videos giving users a concise way to begin using the app to drive customers to their business.

Globe Net has budgeted $15,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of Globe Net’s plan of operation.

Phase 2 –	Complete Development and Launch the Swappit App.

In Phase 2, Globe Net plans to complete its development of the Swappit app.

The coding and programming involved in completing the Swappit app is estimated to require in excess of 200 hours. Globe Net has budgeted $15,000 for this phase and expects it to take 10 months to complete, with completion expected in the 4th quarter of 2017.

Phase 3 –	Identify and Develop More Business Mobile App Customers That Will Take Advantage of the Expanding API Ecosystem Economy

In Phase 3, Globe Net plans to develop in house three additional apps that will take advantage of the API ecosystem. The apps will be designed to assist small business clients to drive customers to their businesses and create marketing lists and allow instant contact to their customer bases with coupons, contests and special offers.

Globe Net has budgeted $50,000 for this phase and expects it to take 12 months to complete, with completion expected within the first twelve months of Globe Net’s plan of operation. Also, during this phase, Globe Net will continue to (a) develop its Swappit app, (b) advance the TextPro Connect IQ app customer base. Phase 3 will overlap and will be worked on simultaneously with Phases 1 and 2.

It is possible that actual costs for Phase 1, 2 and 3 will exceed Globe Net’s estimates. As well, Globe Net’s current cash on hand is not sufficient to meet its anticipated obligations for the next twelve-month period. Globe Net intends to raise additional funding either through the sale of its common stock to investors or through loans from its director. However, Globe Net does not have any current commitments in this regard. If Globe Net is unable to raise the required financing, it will be delayed in conducting its business plan.

GNTW - Form 10-K - 2016	Page 12

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

Off-Balance Sheet Arrangements

As of the date of this annual report, Globe Net does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Commitments for Capital Expenditures

Globe Net had no contingencies or long-term commitments at August 31, 2016.

Tabular Disclosure of Contractual Obligations

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Going Concern

The independent auditors’ report accompanying Globe Net’s August, 2016 and 2015 financial statements contain an explanatory paragraph expressing substantial doubt about Globe Net’s ability to continue as a going concern. The financial statements have been prepared assuming that Globe Net will continue as a going concern, which contemplates that it will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

GNTW - Form 10-K - 2016	Page 13

Item 8: Financial Statements and Supplementary Data

GLOBE NET WIRELESS CORP.

Financial Statements

August 31, 2016

Stated in US Dollars

GNTW - Form 10-K - 2016	Page 14

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Globe Net Wireless Corp.:

I have audited the accompanying balance sheet Globe Net Wireless Corp. as of August 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, based on my audits, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2016 and 2015 and the change in equity and the results of its operations and its cash flows for the years ended August 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ K. R. Margetson Ltd
December 8, 2016	Chartered Professional Accountant

GNTW - Form 10-K - 2016	Page 15

GLOBE NET WIRELESS CORP.

BALANCE SHEETS

	August 31, 2016	August 31, 2015
ASSETS

CURRENT ASSETS
Cash	$3,684	$819
Prepaid expenses	5,875	-
	9,559	819

Total Assets	$9,559	$819

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$871	$10,453
Accrued Liabilities	22,150	15,933
Notes Payable – Note 4	30,000	30,000
Convertible Note Payable – Note 5	50,500	10,000

Total Current Liabilities	103,521	66,386

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock - Note 6
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	72,106	72,106
Deficit Accumulated	(176,868)	(148,473)

Total Stockholders' Deficit	(93,962)	(65,567)

Total Liabilities and Stockholders' Equity	$9,559	$819
Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2016	Page 16

GLOBE NET WIRELESS CORP.

STATEMENT OF OPERATIONS

For the years ended August 31, 2016 and 2015

	For the	For the
	year ended	year ended
	August 31, 2016	August 31, 2015

EXPENSES

General and administrative expenses	$23,528	$16,641

Operating loss before interest	(23,528)	(16,641)
Interest	(4,867)	(3,200)

Net loss and comprehensive loss	$(28,395)	$(19,841)

Loss per share of common stock
'-Basic and diluted	$(0.003)	$(0.002)

Weighted average shares of common stock
'-Basic and diluted	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2016	Page 17

GLOBE NET WIRELESS CORP.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended August 31, 2016 and 2015

			Additional	Common
	Common stock		Paid-in	Stock	Deficit
	Shares	Amount	Capital	subscribed	Accumulated	Total
Balance, August 31, 2014	10,800,000	$10,800	$72,106	$-	$(128,632)	$(45,726)

Net loss and comprehensive loss	-	-	-	-	(19,841)	(19,841)

Balance, August 31, 2015	10,800,000	10,800	72,106	-	(148,473)	(65,567)

Net loss and comprehensive loss	-	-	-	-	(28,395)	(28,395)

Balance, August 31, 2016	10,800,000	$10,800	$72,106	$-	$(176,868)	$(93,962)

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2016	Page 18

GLOBE NET WIRELESS CORP.

STATEMENT OF CASH FLOWS

For the years ended August 31, 2016 and 2015

	For the	For the
	year ended	year ended
	August 31, 2016	August 31, 2015

Cash Flows from (used in) Operating Activities
Net loss	$(28,395)	$(19,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Interest on notes and convertible notes payable	4,867	3,200
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	(5,875)	-
Accounts Payable	(9,582)	(556)
Accrued Liabilities	1,350	(50)

Net Cash used in Operating Activities	(37,635)	(17,247)

Cash Flows from Financing Activities

Convertible note payables	40,500	-

Net Cash provided by Financing Activities	40,500

Increase (Decrease) in Cash	2,865	(17,247)

Cash at Beginning of Year	819	18,066

Cash at End of Year	$3,684	$819

Supplemental cash flow information
Interest	$4,867	$3,200
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2016	Page 19

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016

1.	Organization and nature of operations

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

The Company has accumulated a deficit of $176,868 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Summary of significant accounting policies

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

GNTW - Form 10-K - 2016	Page 20

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016

Concentration of credit risk

The Company places its cash with a high credit quality financial institution. The Company maintains United States Dollars at a bank in the Slovenia that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

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

For the period ended August 31, 2016, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220

Foreign currency translations

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

GNTW - Form 10-K - 2016	Page 21

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at August 31, 2016, the Company did not have assets or liabilities subject to fair value measurement.

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

GNTW - Form 10-K - 2016	Page 22

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016

Convertible debt

The Company accounts for convertible debt according to ASC 470, “Debt with Conversion and Other Options”. No portion of the proceeds is attributable to the conversion feature when there is no beneficial conversion feature (“BCF”). There is no BCF when the debt instrument is convertible into common stock at a specified price at the option of the holder and when the debt instrument is issued at a price not significantly in excess of the face amount.

Where a BCF exists, the conversion feature is accounted for according to ASC 815-15, “Derivatives and Hedging, Embedded Derivatives”, which bifurcates the instrument according to the relative fair values of the debt and the conversion feature at the time of issuance.

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

Date	Principal	Interest	Total
September 16, 2011	$5,000	$1,985	$6,985
October 4, 2011	5,000	1,965	6,965
November 4, 2011	10,000	3,862	13,862
December 3, 2012	10,000	2,996	12,996
Total	$30,000	$10,808	$40,808

5.	Convertible Note Payable

There are five convertible notes payable. The notes are unsecured, bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of $0.005 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of the notes issued during the year ended August 31, 2016 as the value of the BCF was determined to be $ nil, based on the fact the shares were not actively traded.

Date	Principal	Interest	Total
May 17, 2013	$10,000	$2,634	$12,634
Sep 11, 2015	10,000	778	10,778
Nov 12, 2015	5,000	321	5,321
Nov 13, 2015	5,000	320	5,320
Apr 11, 2016	500	16	516
Total	$30,500	$4,069	$34,569

There is one convertible note payable that bears an interest at 8% per annum which is due on demand, and convertible at a conversion price of $0.5625 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

GNTW - Form 10-K - 2016	Page 23

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2016

There was no value assigned to the conversion feature of the notes issued during the year ended August 31, 2016 as the shares that would have been issued are not readily convertible into cash.

Date	Principal	Interest	Total
Jul 11, 2016	$20,000	$224	$20,224

6.	Common stock

There were no warrants or stock options outstanding as of August 31, 2016.

There were no significant non-cash transactions during the period ended August 31, 2016.

7.	Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	For the year Ended
	August 31, 2016	August 31, 2015

Net loss for the period	$(28,395)	$(19,801)
Statutory and effective tax rate	35%	35%

Income tax expense (recovery) at the effective rate	(9,938)	(6,930)
Permanent differences	-	-
Tax losses carry forward deferred	9,938	6,930

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $174,002. Under normal circumstances the losses will expire in the years 2029 to 2036.

As at August 31, 2016, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes:	August 31, 2016	August 31, 2015

Tax loss carried forward	$174,002	$145,607

Deferred income tax assets	60,901	50,963
Valuation allowance	(60,901)	(50,963)

Deferred tax asset	$-	$-

GNTW - Form 10-K - 2016	Page 24

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception on September 4, 2009, there were no disagreements with Globe Net’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within Globe Net’s two most recent fiscal years and the subsequent interim periods. Globe Net’s Independent Registered Public Accounting Firm since January 2011 has been K. R. Margetson Ltd., Chartered Professional Accountant, of Vancouver, British Columbia, Canada.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Globe Net’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, August 31, 2016. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Globe Net in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Globe Net’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, management concluded that Globe Net’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that Globe Net files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Globe Net’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GNTW - Form 10-K - 2016	Page 25

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over Globe Net’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Globe Net’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on Globe Net’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Globe Net’s internal controls over financial reporting were not effective as of August 31, 2016 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in Globe Net’s internal control over financial reporting using the criteria established in the COSO:

1. Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2. Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

3. Lack of segregation of duties consistent with control objectives.

4. Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of US GAAP and SEC disclosure requirements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of Globe Net’s independent registered public accounting firm regarding internal control over financial reporting. Globe Net’s internal control over financial reporting was not subject to attestation by Globe Net’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Globe Net to provide only management’s report in this annual report.

GNTW - Form 10-K - 2016	Page 26

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended August 31, 2016, Globe Net’s internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

(a) Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Gustavo Americo Folcarelli
Age: 49	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer,and member of the Board of Directors.

Biographical Information and Background of Officer and Director

Gustavo Americo Folcarelli (49 years old) has been the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Globe Net since August 2016. Mr. Folcarelli holds a Bachelor of Commerce (Honors) degree from Ryerson University. Mr. Folcarelli has worked as a senior manager for several companies including Toshiba and Harry Rosen, where he was involved with the development and implementation of sales and marketing programs. Mr. Folcarelli was a founding partner in an Italian designer clothing outlet called Le Firme Inc. which expanded from one physical location to five as well as a developing a successful online store. From 2005 to present, Mr. Folcarelli has operated a private company, Current Real Estate Management and Development, in Priverno, Latina, Italy, which develops real estate properties in Italy. Mr. Folcarelli is responsible for changing the designation of use of the properties from non-commercial/agricultural to multi-use dwelling designation, presenting building plans and obtaining permits to build, then develop and the properties and manage and sell the built units.

(b) Identify Significant Employees

Globe Net has no significant employees other than Mr. Folcarelli who is Globe Net’s sole director and officer. Mr. Folcarelli has devoted and will continue to devote approximately 10 hours per week or 10% of his working time to Globe Net’s business.

GNTW - Form 10-K - 2016	Page 27

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Globe Spa to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Globe Net has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

GNTW - Form 10-K - 2016	Page 28

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Globe Net to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Globe Net. Based solely on Globe Net’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2016 were met, with the exception of the following: (1) Ku Wai Li failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Gustavo Americo Folcarelli failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities, and a Schedule 13D.

(f) Nomination Procedure for Directors

Globe Net does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. Globe Net has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g) Audit Committee Financial Expert

Globe Net has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Globe Net’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. Globe Net’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Globe Net and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

GNTW - Form 10-K - 2016	Page 29

(h) Identification of Audit Committee

Globe Net does not have a separately-designated standing audit committee. Rather, Globe Net’s entire board of directors perform the required functions of an audit committee. Currently, Gustavo Americo Folcarelli is the only member of Globe Net’s audit committee, but he does not meet Globe Net’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

Globe Net’s audit committee is responsible for: (1) selection and oversight of Globe Net’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Globe Net’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of August 31, 2016, Globe Net did not have a written audit committee charter or similar document.

(i) Code of Ethics

Globe Net has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Globe Net undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Globe Net at (253)252-8637 to request a copy of Globe Net’s financial code of ethics. Management believes Globe Net’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Globe Net has paid no compensation to its named executive officers during its fiscal year ended August 31, 2016.

GNTW - Form 10-K - 2016	Page 30

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Gustavo Americo Folcarelli President, CEO, and CFO August 2016 - present	2014 2015 2016	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

Ku Wai Li President, CEO and CFO Sep 2009–Aug 2016	2014 2015 2016	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to Globe Net’s named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of Globe Net’s officers and directors.

Compensation of Directors

Globe Net’s sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. Globe Net has no director's service contracts.

Globe Net does not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Addressof Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common shares	Gustavo Americo Folcarelli 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China	2,000,000	18.5%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 10,800,000 common shares issued and outstanding as of November 30, 2016.

GNTW - Form 10-K - 2016	Page 31

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Addressof Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Gustavo Americo Folcarelli 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China	2,000,000	18.5%

common shares	Directors and Executive Officers (as a group)	2,000,000	18.5%

[1] Based on 10,800,000 common shares issued and outstanding as of November 30, 2016.

Each person listed above has full voting and investment power with respect to the common shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase Globe Net’s common shares.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Globe Net with the exception that on August 16, 2016 Ku Wai Li and Gustavo Americo Folcarelli entered into the Purchase Agreement and pursuant thereto Gustavo Americo Folcarelli purchased and Mr. Li sold an aggregate of 2 million previously issued and outstanding shares of Globe Net’s restricted common stock, equal to18.5%of the issued and outstanding capital stock of Globe Net for the aggregate purchase price of $3,500.00. For more details see Exhibit 10.1 – Share Purchase Agreement.

Also, on August 16, 2016, Gustavo Americo Folcarelli consented to and was appointed the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Globe Net by the board of directors.

And finally, effective September 22, 2016, Mr. Folcarelli was appointed the new sole director of Globe Net following the effective resignation of Ku Wai Li and the conclusion of the 10-day period following the filing of a Schedule 14f-1 with the Securities and Exchange Commission and the mailing of a copy to each of Globe Net’s shareholders of record as of September 7, 2016.

The board of directors and management of Globe Net currently consists of Gustavo Americo Folcarelli as the sole director and as the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Globe Net.

GNTW - Form 10-K - 2016	Page 32

Item 13: Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
*	Our promoters, Ku Wai Li and now Gustavo Americo Folcarelli;
*	Any relative or spouse of any of the foregoing persons who has the same house as such person;
*	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

(c) Director independence

Globe Net’s board of directors currently solely consists of Gustavo Americo Folcarelli. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Globe Net’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Globe Net or any other individual having a relationship which, in the opinion of Globe Net’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Globe Net in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Globe Net’s stock will not preclude a director from being independent.

In applying this definition, Globe Net’s board of directors has determined that Mr. Folcarelli does not qualify as an “independent director” pursuant to the same rule.

As of the date of the report, Globe Net did not maintain a separately designated compensation or nominating committee.

Globe Net has also adopted this definition for the independence of the members of its audit committee. Gustavo Americo Folcarelli is the sole member of Globe Net’s audit committee as a result of being the sole director. Globe Net’s board of directors has determined that Mr. Folcarelli is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended August 31, 2016 and 2015, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for professional services rendered for the audit of our annual consolidated financial statements were:

GNTW - Form 10-K - 2016	Page 33

2016	$5,200
2015	$5,200

Audit Related Fees

For the years ended August 31, 2016 and 2015, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2016	$3,500
2015	$3,500

Tax Fees

For the years ended August 31, 2016 and 2015, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2016	Nil
2015	Nil

All Other Fees

For the years ended August 31, 2016 and 2015, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2016	Nil
2015	Nil

The audit related fees consist of KR Margetson Ltd., Chartered Professional Accountant’s review of our reviews of our interim unaudited financial statements.

We do not use KR Margetson Ltd., Chartered Professional Accountant for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage KR Margetson Ltd., Chartered Professional Accountant to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd., Chartered Professional Accountant is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

GNTW - Form 10-K - 2016	Page 34

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements

Financial statements of Globe Net Incorporated have been included in Item 8 above.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Globe Net’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-172172.

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated August 16, 2016 between Gustavo Americo Folcarelli. and Ku Wai Li, filed as an exhibit to Globe Net’s Form 8-K (Current Report) filed on August 18, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Globe Net for the fiscal year ended August 31, 2016, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

* In accordance with Rule 402 of Regulation S-T, the XBRL (“Extensible Business Reporting Language”) related information is furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

GNTW - Form 10-K - 2016	Page 35

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrantGlobe Net Wireless Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Globe Net Wireless Corp.

Dated: December 8, 2016	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Globe Net Wireless Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Gustavo Americo Folcarelli

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

December 8, 2016
Gustavo Americo Folcarelli

GNTW - Form 10-K - 2016	Page 36