Form 10-Q
period 2016-11-30
Globe Net Wireless Corp.
filed 2017-01-13
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

(253)252-8637

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2017.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

November 30, 2016

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2016	August 31, 2016
ASSETS

CURRENT ASSETS
Cash	$17,283	$3,684
Prepaid Expenses	500	5,875
	17,783	9,559

Intangible Assets – Note 4	10,246	-

TOTAL ASSETS	$28,029	$9,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$11,097	$871
Accrued Liabilities	17,687	22,150
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	52,272	50,500

Total Current Liabilities	111,056	103,521

STOCKHOLDER’S EQUITY (DEFICIT)
Common Stock - Note 7
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	90,456	72,106
Accumulated Deficit	(184,283)	(176,868)

Total Stockholders’ Deficit	(83,027)	(93,962)

Total Liabilities and Stockholders’ Deficit Going concern – Note 2	$28,029	$9,559

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30, 2016	November 30, 2015

EXPENSES

General and administrative expenses	$5,556	$4,785

Operating loss before interest	(5,556)	(4,785)

Interest	(1,859)	(1,012)

Net loss and comprehensive loss	$(7,415)	$(5,797)

Loss per share of common stock
’-Basic and diluted	$(0.001)	$(0.001)

Weighted average shares of common stock
’-Basic and diluted	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2014	10,800,000	$10,800	$72,106	$(128,632)	$(45,726)

Net loss and comprehensive loss
For the year ended August 31, 2015	-	-	-	(19,841)	(19,841)

Balance, August 31, 2015	10,800,000	10,800	72,106	(148,473)	(65,567)

Net loss and comprehensive loss
For the year ended August 31, 2016	-	-	-	(28,395)	(28,395)

Balance, August 31, 2016	10,800,000	10,800	72,106	(176,868)	(93,962)

Convertible debt – Note 6	-	-	18,350	-	18,350

Net loss and comprehensive loss
For the three months ended November 30, 2016	-	-	-	(7,415)	(7,415)

Balance, November 30, 2016	10,800,000	$10,800	$90,456	$(184,283)	$(83,027)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30, 2016	November 30, 2015

Cash Flows from (used in) Operating Activities
Net Loss	$(7,415)	$(5,797)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Interest on notes and convertible notes payable	1,737	1,012
Accretion on convertible notes payable	122	-
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	375	-
Accounts Payable	10,226	(7,807)
Accrued Liabilities	(6,200)	750

Net Cash from used in Operating Activities	(1,155)	(11,842)

Cash Flows from Financing Activities

Convertible note payables	20,000	20,000

Net Cash provided by Financing Activities	20,000	20,000

Cash Flows used in Investment Activities
Intangible Assets	(5,246)	-

Net Cash used in Investment Activities	(5,246)	-

Increase in Cash	13,599	8,158

Cash at Beginning of Period	3,684	819

Cash at End of Period	$17,283	$8,977

Supplemental cash flow information
Interest	$1,737	$1,012
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2016

1.	Organization and Nature of Operations

Globe Net Wireless Corp. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has realized limited revenues from its planned operations. The Company is engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired. The Company is also engaged in the development of the TextPro Connect app and the BizPro app. These are utility services app specifically designed for the mobile business market.

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

The Company has accumulated a deficit of $184,283 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim Reporting and Significant Accounting Policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2016 annual financial statements. Operating results for the in the three month period ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ended August 31, 2017.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2016.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2016

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

Intangible assets represent the cost of developing and licencing mobile text marking software. The asset will be amortized over its estimated useful life on a straight line basis starting next quarter.

5.	Notes Payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. The interest is classified as accrued liabilities for financial statement purposes.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$2,084	$7,084
October 4, 2011	5,000	2,065	7,065
November 4, 2011	10,000	4,061	14,061
December 3, 2012	10,000	3,196	13,196
Total	$30,000	$11,406	$41,406

6.	Convertible Notes Payable

There are five convertible notes payable that are unsecured, bearing interest at 8% per annum, due on demand and convertible at a conversion price of $0.005 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued were not readily convertible into cash at the time the debt was issued.

Date	Principal	Interest	Total
May 17, 2013	$10,000	$2,834	$12,834
Sep 11, 2015	10,000	978	10,978
Nov 12, 2015	5,000	421	5,421
Nov 13, 2015	5,000	420	5,420
Apr 11, 2016	500	25	525

Balance	$30,500	$4,678	$35,178

There are two convertible notes payable that bear interest at 8% per annum, due on demand and convertible at a conversion price of $0.5625 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2016

There was no value assigned to the conversion feature of one of these notes issued as the shares that would have been issued were not readily convertible into cash at the time the debt was issued

Date	Principal	Interest	Total
Jul 11, 2016	$20,000	$622	$20,622

On October 31,2016, the Company issued another demand convertible promissory note for $20,000 that had a conversion price of $0.5625 per share at the lender’s option. The conversion feature was valued at $18,350 and $122 was accreted and charged to interest during the period.

Date	Proceeds Assigned to debt	Interest	Total

Oct 31, 2016	$1,650	$132	$1,782
Accretion during the period	122	-	122

Balance	$1,772	$132	$1,904

Total	$52,272	$5,432	$57,704

7.	Common stock

There were no warrants or stock options outstanding as of November 30, 2016.

There were no significant non-cash transactions during the period ended November 30, 2016.

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

On December 9, 2016, Globe Net issued a press release announcing that it had launched BizPro Mobile Apps, a suite of mobile app development services for the small to medium sized business mobile app market. For more information, please refer to Exhibit 99.1 filed of the form 8-K filed on December 13, 2016 for more details.

Description of Business

Rural Internet Service Provider (RISP)

Globe Net is in the business of providing rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. With its Internet and wireless connectivity systems, Globe Net’s plan was to provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds. Globe Net planned to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China. Although Globe Net continues to attempt to achieve its goal of becoming a rural internet provider, management intends to focus on Globe Net’s mobile app business.

App Incubator

In August of 2016, Globe Net began a second business concept to capitalize on the proliferation of open source application programming interface (API) ecosystems. Managed ascertained one of the key success metrics today is service velocity or the speed with which services can be developed and introduced to the market to generate revenue.

Digital services in the API economy are increasingly being developed using a new design pattern known as microservices. Wikipedia defines microservices as “a software architecture style in which complex applications are composed of small, independent processes communicating with each other using language-agnostic APIs.

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

Three-month Period Ended November 30, 2016 Compared to the Three-month Period Ended November 30, 2015.

Our net loss for the three-month period ended November 30, 2016 was $7,415 (2015: $5,797), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The increase in expenses in the current fiscal year relate to an increase in accounts payable.

The weighted average number of shares outstanding was 10,800,000 for the three-month period ended November 30, 2016 and 10,800,000 for the three-month period ended November 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2016, our current assets were $17,283 compared to $9,559 in current assets at August 31, 2016. As at November 30, 2016, our current liabilities were $111,056 compared to $103,521 at August 31, 2016. Current liabilities at November 30, 2016 were comprised of $82,272 in notes payable and $11,097 in accounts payable and $17,687 in accrued liabilities.

Stockholders’ deficit decreased from $93,962 as of August 31, 2016 to $83,027 as of November 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2016, net cash flows used in operating activities were $1,115 consisting of an adjusted net loss of $7,415 and $10,226 used in accounts payable. For the three-month period ended November 30, 2015, net cash flows used in operating activities were $11,842.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the three-month period ended November 30, 2016, we generated $20,000 cash from financing activities from the issuance of a convertible promissory note. We generated nil cash in the comparative period in fiscal 2016.

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

GOING CONCERN

The independent auditors’ report accompanying our August 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: January 13, 2017	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

