Form 10-Q
period 2017-02-28
Globe Net Wireless Corp.
filed 2017-04-14
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of April 14, 2017.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

February 28, 2017

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	February 28, 2017	August 31, 2016
ASSETS

CURRENT ASSETS
Cash	$1,636	$3,684
Prepaid expenses	125	5,875
	1,761	9,559

Intangible Assets, net – Note 4	9,445	-

TOTAL ASSETS	$11,206	$9,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,867	$871
Accrued Liabilities	20,370	22,150
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	52,639	50,500

Total Current Liabilities	104,876	103,521

STOCKHOLDER’S EQUITY (DEFICIT)
Common Stock - Note 7
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	90,456	72,106
Deficit Accumulated	(194,926)	(176,868)

Total Stockholders’ Deficit	(93,670)	(93,962)

Total Liabilities and Stockholders’ Deficit Going concern – Note 2	$11,206	$9,559

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three and six months ended February 28, 2017 and February 29, 2016

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

EXPENSES

General and administrative expenses	$8,293	$2,486	$13,849	$7,271

Operating loss before interest	(8,293)	(2,486)	(13,849)	(7,271)
Interest	(2,472)	(1,196)	(4,209)	(2,208)

Net loss and comprehensive loss	$(10,765)	$(3,682)	$(18,058)	$(9,479)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.000)	$(0.002)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2014	10,800,000	$10,800	$72,106	$(128,632)	$(45,726)

Net loss and comprehensive loss
For the year ended August 31, 2015	-	-	-	(19,841)	(19,841)

Balance, August 31, 2015	10,800,000	10,800	72,106	(148,473)	(65,567)

Net loss and comprehensive loss
For the year ended August 31, 2016	-	-	-	(28,395)	(28,395)

Balance, August 31, 2016	10,800,000	10,800	72,106	(176,868)	(93,962)

Convertible debt – Note 6	-	-	18,350	-	18,350

Net loss and comprehensive loss
For the six months ended February 28, 2017	-	-	-	(18,058)	(18,058)

Balance February 28, 2017	10,800,000	$10,800	$90,456	$(194,926)	$(93,670)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	February 28, 2017	February 29, 2016

Cash Flows from (used in) Operating Activities
Net Loss	$(18,058)	$(9,479)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	801
Interest on notes and convertible notes payable	3,720	2,208
Accretion on convertible notes payable	489	-
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	750	-
Accounts Payable	996	(9,108)
Accrued Liabilities	(5,500)	1,500

Net Cash from used in Operating Activities	(16,802)	(14,879)

Cash Flows from (used in) Financing Activities

Convertible note payables	20,000	20,000

Net Cash provided by Financing Activities	20,000	20,000
Cash Flows used in Investment Activities
Intangible Assets	(5,246)	-

Net Cash used in Investment Activities	(5,246)	-

Increase in Cash	(2,048)	5,121

Cash at Beginning of Period	3,684	819

Cash at End of Period	$1,636	$5,940

Supplemental cash flow information
Interest	$3,720	$2,208
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2017

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

The Company has accumulated a deficit of $194,926 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

February 28, 2017

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

4.	Intangible assets

Software licensing agreements.

Item	Cost	Accumulated Amortization	Net
Text Pro App	$8,332	$694	$7,638
Biz Pro App	1,913	106	1,807
Total	$10,245	$780	$9,445

5.	Notes payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. The interest is classified as accrued liabilities for financial statement purposes.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$2,183	$7,183
October 4, 2011	5,000	2,163	7,163
November 4, 2011	10,000	4,259	14,259
December 3, 2012	10,000	3,393	13,393
Total	$30,000	$11,998	$41,998

6.	Convertible Notes Payable

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

Date	Principal	Interest	Total
May 17, 2013	$10,000	$3,031	$13,031
Sep 11, 2015	10,000	1,175	11,175
Nov 12, 2015	5,000	520	5,520
Nov 13, 2015	5,000	518	5,518
Apr 11, 2016	500	35	535

Balance	$30,500	$5,279	$35,779

There are two convertible notes payable that bear interest at 8% per annum, due on demand and convertible at a conversion price of $0.5625 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2017

There was no value assigned to the conversion feature of one of these notes issued as the shares that would have been issued were not readily convertible into cash at the time the debt was issued

Date	Principal	Interest	Total
Jul 11, 2016	$20,000	$1,017	$21,017

On October 31, 2016, the Company issued another demand convertible promissory note for $20,000 that had a conversion price of $0.5625 per share at the lender’s option. The conversion feature was valued at $18,350. $489 was accreted and charged to interest during the period. At February 28, 2017 the unamortized discount was $17,861.

	Proceeds
Date	Assigned to debt	Interest	Total
Oct 31, 2016	$1,650	$526	$2,176
Accretion during the period	489	-	489

Balance	$2,139	$526	$2,665

Total	$52,639	$6,822	$59,461

7.	Common stock

There were no warrants or stock options outstanding as of February 28, 2017.

There were no significant non-cash transactions during the period ended February 28, 2017.

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

Six-month Period Ended February 28, 2017 Compared to the Six-month Period Ended February 29, 2016.

Our net loss for the six-month period ended February 28, 2017 was $18,068 (2016: $9,479), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either six-month period in fiscal 2017 or 2016. The increase in expenses in the current fiscal year relate to an increase in accounts payable.

The weighted average number of shares outstanding was 10,800,000 for the six-month period ended February 28, 2017 and 10,800,000 for the six-month period ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2017, our current assets were $11,206 compared to $9,559 in current assets at August 31, 2016. As at February 28, 2017, our current liabilities were $104,876 compared to $103,521 at August 31, 2016. Current liabilities at February 28, 2017 were comprised of $82,639 in notes payable and $1867 in accounts payable and $20,370 in accrued liabilities.

Stockholders’ deficit decreased from $93,962 as of August 31, 2016 to $93,670 as of February 28, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2017, net cash flows used in operating activities were $16,802 consisting of an adjusted net loss of $13,048 and $3,754 used in accounts payable. For the six-month period ended February 29, 2016, net cash flows used in operating activities were $14,879.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the six-month period ended February 28, 2017, we generated $20,000 cash from financing activities from the issuance of a convertible promissory note. We generated $20,000 cash in the comparative period in fiscal 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: April 14, 2017	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

