Form 10-Q
period 2017-05-31
Globe Net Wireless Corp.
filed 2017-07-17
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of July 17, 2017.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

May 31, 2017

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2017	August 31, 2016
ASSETS

CURRENT ASSETS
Cash	$14,644	$3,684
Prepaid expenses	1,125	5,875

	15,769	9,559

Intangible Assets, net – Note 4	8,592	-

TOTAL ASSETS	$24,361	$9,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$3,076	$871
Accrued Liabilities	23,338	22,150
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	73,006	50,500

Total Current Liabilities	129,420	103,521

STOCKHOLDER’S EQUITY (DEFICIT)
Common Stock - Note 7
Par Value: $0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	90,456	72,106
Deficit Accumulated	(206,315)	(176,868)

Total Stockholders’ Deficit	(105,059)	(93,962)

Total Liabilities and Stockholders’ Deficit	$24,361	$9,559

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three and nine months ended May 31, 2017 and May 31, 2016

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
EXPENSES

General and administrative expenses	$9,121	$6,574	$23,460	$13,844

Operating loss before interest	(9,121)	(6,574)	(23,460)	(13,844)
Interest	(2,268)	(1,215)	(5,987)	(3,424)

Net loss and comprehensive loss	$(11,389)	$(7,789)	$(29,447)	$(17,268)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.002)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, August 31, 2015	10,800,000	$10,800	$72,106	$(148,473)	$(65,567)

Net loss and comprehensive loss For the year ended August 31, 2016	-	-	-	(28,395)	(28,395)

Balance, August 31, 2016	10,800,000	10,800	72,106	(176,868)	(93,962)

Convertible debt – Note 5	-	-	18,350	-	18,350

Net loss and comprehensive loss For the nine months ended May 31, 2017	-	-	-	(29,447)	(29,447)

Balance May 31, 2017	10,800,000	$10,800	$90,456	$(206,315)	$(105,059)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	May 31, 2017	May 31, 2016
Cash Flows from (used in) Operating Activities
Net Loss	$(29,447)	$(17,268)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	1,655
Interest on notes and convertible notes payable	5,987	3,424
Accretion on convertible notes payable	856	-
Increase (Decrease) in Operating Assets and Liabilities
Prepaid Expense	4,750	(1,250)
Accounts Payable	2,205	(748)
Accrued Liabilities	(4,799)	(4,150)

Net Cash from used in Operating Activities	(18,793)	(19,992)

Cash Flows from (used in) Financing Activities

Convertible note payables	40,000	20,500

Net Cash provided by Financing Activities	40,000	20,500

Cash Flows used in Investment Activities
Intangible Assets	(10,247)	-

Net Cash used in Investment Activities	(10,247)	-

Increase in Cash	10,960	508

Cash at Beginning of Period	3,684	819

Cash at End of Period	$14,644	$1,327

Supplemental cash flow information
Interest	$5,987	$3,424
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

May 31, 2017

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

The Company has accumulated a deficit of $206,315 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2016 annual financial statements. Operating results for the nine months period ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ended August 31, 2017.

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

4.	Intangibles Assets

The Company developed services utility apps. The assets are amortized over 3 years on a straight-line basis.

Item	Cost	Accumulated Amortization	Net
Text Pro App	$8,333	$1,389	$6,944
Biz Pro App	1,913	265	1,648
Total	$10,246	$1,654	$8,592

5.	Notes payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. The interest is classified as accrued liabilities for financial statement purposes.

Date	Principal	Interest	Total
September 16, 2011	$5,000	$2,284	$7,284
October 4, 2011	5,000	2,264	7,264
November 4, 2011	10,000	4,460	14,460
December 3, 2012	10,000	3,595	13,595

Total	$30,000	$12,603	$42,603

6.	Convertible Notes Payable

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

Date	Principal	Interest	Total
May 17, 2013	$10,000	$3,233	$13,233
Sep 11, 2015	10,000	1,376	11,376
Nov 12, 2015	5,000	620	5,620
Nov 13, 2015	5,000	619	5,619
Apr 11, 2016	500	46	546

Balance	$30,500	$5,894	$36,394

There is one convertible note payable that bear interest at 8% per annum, due on demand and convertible at a conversion price of $0.5625 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of one of these notes issued as the shares that would have been issued were not readily convertible into cash at the time the debt was issued

Date	Principal	Interest	Total
Jul 11, 2016	$20,000	$1,420	$21,420

On October 31, 2016, the Company issued another demand convertible promissory note for $20,000 that had a conversion price of $0.5625 per share at the lender’s option. The conversion feature was valued at $18,350. $856 was accreted and charged to interest during the period. At May 31, 2017, the unamortized discount was $17,494.

Date	Proceeds Assigned to debt	Interest	Total
Oct 31, 2016	$1,650	$929	$2,579
Accretion during the period	856	-	856

Balance	$2,506	$929	$3,435

There is one convertible note payable that bear interest at 10% per annum, due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

Date	Principal	Interest	Total
Apr 17, 2017	$20,000	$241	$20,241

Total	$73,006	$8,484	$81,490

7.	Common stock

There were no warrants or stock options outstanding as of May 31, 2017.

There were no significant non-cash transactions during the period ended May 31, 2017.

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

Nine-month Period Ended May 31, 2017 Compared to the Nine-month Period Ended May 31, 2016.

Our net loss for the nine-month period ended May 31, 2017 was $29,447 (2016: $17,268), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either nine-month period in fiscal 2017 or 2016. The increase in expenses in the current fiscal year relate to an increase in administrative expenses associated with being a reporting issuer and interest expense no notes payable.

The weighted average number of shares outstanding was 10,800,000 for the nine-month period ended May 31, 2017 and 10,800,000 for the period ended May 31, 2016.

Three-month Period Ended May 31, 2017 Compared to the Three-month Period Ended May 31, 2016.

Our net loss for the three-month period ended May 31, 2017 was $11,389 (2016: $7,789), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either three-month period in fiscal 2017 or 2016. The increase in expenses in the current fiscal year relate to an increase in administrative expenses associated with being a reporting issuer and interest expense no notes payable.

The weighted average number of shares outstanding was 10,800,000 for the three-month periods ended May 31, 2017 and 10,800,000 for May 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2017, our current assets were $24,361 compared to $9,559 in current assets at August 31, 2016. As at May 31, 2017, our current liabilities were $129,420 compared to $103,521 at August 31, 2016. Current liabilities at May 31, 2017 were comprised of $103,006 in notes payable and $3,076 in accounts payable and $23,338 in accrued liabilities.

Stockholders’ deficit increased from $93,962 as of August 31, 2016 to $105,059 as of May 31, 2017

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended May 31, 2017, net cash flows used in operating activities were $18,793 consisting of a net loss of $29,447 less adjustments for non-cash expenses of amortization of $1,655, accrued interest of $5,987 and accretion expenses of $856. Changes in operating assets and liabilities were $2,205 in accounts payable, and $4,799 in accrued liabilities and $4,750 in prepaid expenses. For the nine-month period ended May 31, 2016, net cash flows used in operating activities were $19,992 consisting of a net loss of $17,268 less non-cash expense of accrued interest of $3,424and changes in operating assets and liabilities of $1,250 in prepaid expenses, $748 in accounts payable and $4,150 in accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended May 31, 2017, we realized $40,000 in net cash from financing activities. We generated $20,500 cash from financing activities in the comparative period in fiscal 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: July 17, 2017	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

