Form 10-K
period 2017-08-31
Globe Net Wireless Corp.
filed 2017-12-14
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

As of November 30, 2017, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.026, these non-affiliate shares have an aggregate market value of $228,800.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 30, 2017, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

GNTW - Form 10-K - 2017	Page 2

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

GNTW - Form 10-K - 2017	Page 3

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

Rural Internet Service Provider (RISP) Segment

During the fiscal period ending August 31, 2017 Globe Net was still working on the development of its business segment to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. Through the use of its Internet and wireless connectivity systems, Globe Net’s goal is to develop and provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds. Globe Net planned to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China. Although Globe Net continues to attempt to achieve its goal of becoming a rural internet provider, management’s current plan is to focus on Globe Net’s app business.

See “Plan of Operation” and “Management’s Discussion and Analysis of Financial Condition” below for more information. As of the effective date of this prospectus Globe Net has not generated any revenues.

GNTW - Form 10-K - 2017	Page 4

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

GNTW - Form 10-K - 2017	Page 5

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

GNTW - Form 10-K - 2017	Page 6

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

GNTW - Form 10-K - 2017	Page 7

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

GNTW - Form 10-K - 2017	Page 8

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Globe Net’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended November 30, 2017. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
30 Nov 2017	$0.05	$0.02	Pink OTC Markets Inc.
31 Aug 2017	$0.08	$0.05	Pink OTC Markets Inc.
31 May 2017	$0.14	$0.05	Pink OTC Markets Inc.
28 Feb 2017	$0.35	$0.02	Pink OTC Markets Inc.
30 Nov 2016	$1.67	$0.44	Pink OTC Markets Inc.
28 Aug 2016	$1.30	$0.75	Pink OTC Markets Inc.
31 May 2016	$1.00	$0.75	Pink OTC Markets Inc.
28 Feb 2016	$1.30	$0.75	Pink OTC Markets Inc.
30 Nov 2015	$1.30	$1.25	Pink OTC Markets Inc.

GNTW - Form 10-K - 2017	Page 9

Holders of Globe Net’s Common Stock

As of November 30, 2017, Globe Net had 35 registered holders of its common stock.

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

Results of Operations

Globe Net has not earned any revenue since its incorporation on September 4, 2009 to August 31, 2017. During the fiscal year ended August 31, 2017, Globe Net incurred net losses of $46,340 (2016: $28,395) consisting of $37,822 in general and administrative expenses (2016: $23,528), and $8,518 in interest expense (2016: $4,867).

GNTW - Form 10-K - 2017	Page 10

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

Liquidity and Capital Resources

As of August 31, 2017, Globe Net’s current assets consisted of $8,599 in cash with total liabilities of $137,389, which consisted of convertible notes payable of $71,833, notes payable of $30,000, accounts payable of $2,688 and accrued liabilities of $32,868. Management expects Globe Net will require additional capital to meet its long term operating requirements. Management expects to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

Globe Net has not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2017, net cash flows used in operating activities were ($24,839) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable and accrued liabilities.

Cash Flows from Financing Activities

Globe Net has financed its operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2017, net cash from financing activities was nil.

Plan of Operation

Globe Net’s plan of operation for the next 12 months is to:

1.	advance the TextPro Connect IQ app customer base via social media and online awareness programs;

2.	complete development and launch the Swappit app; and

3.	identify and develop more business mobile app customers that will take advantage of the expanding API ecosystem economy.

GNTW - Form 10-K - 2017	Page 11

Phase 1 –	Advance the TextPro Connect IQ App Customer Based Via Social Media and Online Awareness Programs

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

The coding and programming involved in completing the Swappit app is estimated to require in excess of 200 hours. Globe Net has budgeted $15,000 for this phase and expects it to take 10 months to complete, with completion expected in the 4th quarter of 2018.

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

GNTW - Form 10-K - 2017	Page 12

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

Globe Net had no contingencies or long-term commitments at August 31, 2017.

Tabular Disclosure of Contractual Obligations

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Going Concern

The independent auditors’ report accompanying Globe Net’s August, 2017 and 2016 financial statements contain an explanatory paragraph expressing substantial doubt about Globe Net’s ability to continue as a going concern. The financial statements have been prepared assuming that Globe Net will continue as a going concern, which contemplates that it will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

GNTW - Form 10-K - 2017	Page 13

Item 8: Financial Statements and Supplementary Data

GLOBE NET WIRELESS CORP.

Financial Statements

August 31, 2017

Stated in US Dollars

GNTW - Form 10-K - 2017	Page 14

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Globe Net Wireless Corp.:

I have audited the accompanying balance sheet Globe Net Wireless Corp. as of August 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, based on my audits, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2017 and 2016 and the change in deficit and the results of its operations and its cash flows for the years ended August 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ K. R. Margetson Ltd
December 14, 2017	Chartered Professional Accountant

GNTW - Form 10-K - 2017	Page 15

GLOBE NET WIRELESS CORP.

BALANCE SHEETS

	August 31, 2017	August 31, 2016
ASSETS

CURRENT ASSETS
Cash	$8,599	$3,684
Prepaid expenses	750	5,875
	9,349	9,559

Intangible Assets, Net – Note 4	7,738	-

Total Assets	$17,087	$9,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$ 2, 688	$871
Accrued Liabilities	32,868	22,150
Notes Payable – Note 5	30,000	30,000
Convertible Notes Payable – Note 6	71,833	50,500

Total Current Liabilities	137,389	103,521

STOCKHOLDER’S DEFICIT
Common Stock - Note 7 Par Value per share: $0.001 Authorized: 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	92,106	72,106
Deficit Accumulated	(223,099)	(176,868)

Total Stockholders’ Deficit	(120,302)	(93,962)

Total Liabilities and Stockholders’ Deficit	$17,087	$9,559

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2017	Page 16

GLOBE NET WIRELESS CORP.

STATEMENT OF OPERATIONS

For the years ended August 31, 2017 and 2016

	For the	For the
	year ended	year ended
	August 31, 2017	August 31, 2016

EXPENSES
General and administrative expenses	$36,489	$23,528

Operating loss before interest and amortized interest	(36,489)	(23,528)
Interest	(8,518)	(4,867)
Amortized interest	(1,333)	-

Net loss and comprehensive loss for the year	$(46,340)	$(28,395)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.003)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2017	Page 17

GLOBE NET WIRELESS CORP.

STATEMENT OF SOCKHOLDERS’ DEFICIT

For the years ended August 31, 2017 and 2016

			Additional
	Common stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2015	10,800,000	$10,800	$72,106	$(148,473)	$(65,567)

Net loss and comprehensive loss	-	-	-	(28,395)	(28.395)

Balance, August 31, 2016	10,800,000	10,800	72,106	(176,868)	(93,962)

Value of Convertible debt assigned to equity	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	(46,340)	(46,340)

Balance, August 31, 2017	10,800,000	$10,800	$92,106	$(223,208)	$(120,302)

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2017	Page 18

GLOBE NET WIRELESS CORP.

STATEMENT OF CASH FLOWS

For the years ended August 31, 2017 and 2016

	For the	For the
	year ended	year ended
	August 31, 2017	August 31, 2016

Cash Flows from (used in) Operating Activities
Net Loss	$(46,340)	$(28,395)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	2,508	-
Interest on notes and convertible notes payable	8,518	4,867
Accretion on convertible notes payable	1,333	-
Increase (decrease) in Operating Assets and Liabilities
Prepaid Expense	5,125	(5,250)
Accounts Payable	1,817	(9,582)
Accrued Liabilities	2,200	1,350

Net Cash used in Operating Activities	(24,839)	(37,010)

Cash Flows from Financing Activities
Convertible notes payable	40,000	40,500

Net Cash provided by Financing Activities	40,000	40,500

Cash Flows used in Investment Activities
Intangible Assets	(10,246)	(625)

Net Cash used in Investment Activities	(10,246)	(625)

Increase in Cash	4,915	2,865

Cash at Beginning of Year	3,684	819

Cash at End of Year	$8,599	$3,684

Supplemental cash flow information
Interest	$8,518	$4,867
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2017	Page 19

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

1.	Organization and nature of operations

Globe Net Wireless Corp. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has realized limited revenues from its planned operations. At the outset, the Company has been engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired. During fiscal 2017, the Company entered the software mobile application industry, through the development of the TextPro Connect app and the BizPro app. These are utility services app specifically designed for the mobile business market.

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

The Company has accumulated a deficit of $223,208 since inception of September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

GNTW - Form 10-K - 2017	Page 20

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

Concentration of credit risk

The Company places its cash with a high credit quality financial institution. The Company maintains United States Dollars at a Canadian bank in the Vancouver, BC that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Income Taxes

The Company follows the guideline under FASB ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Comprehensive income

The Company has adopted ASC Topic 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except that resulting from investments by owners and distributions to owners.

For the period ended August 31, 2017, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220.

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

Financial instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and convertible notes payable. Their carrying values approximate fair value because of their short-term nature, except for convertible debt with beneficial conversion feature at the time of issue, whose value is determined as noted below.

GNTW - Form 10-K - 2017	Page 21

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

The Company follows ASC 470, “Debt with Conversions and Other Options”, in accounting for its convertible notes payable. Where there is no beneficial conversion feature (“BCF”), no value is attributed to the conversion feature and the debt is carried at face value. Where a BCF exists, the Company follows ASC 470-20-30, whereby the BCF is measured at its intrinsic value, which cannot be greater than the investment. The value assigned to the BCF is recorded as reduction of debt (debt discount) and as additional paid in capital and accreted on an effective interest, straight-line basis.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at August 31, 2017, the Company did not have assets or liabilities subject to fair value measurement.

GNTW - Form 10-K - 2017	Page 22

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with an indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible assets subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

Amortization is based on estimated useful life on a straight-line basis and will start when the software is ready for use.

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

4.	Intangibles Assets

The Company contracted out the development of utility software applications (“apps”). The assets are amortized over 3 years on a straight-line basis.

Item	Cost	Accumulated Amortization	Net
Text Pro App	$8,333	$2,083	$6,250
Biz Pro App	1,913	425	1,488
Total	$10,246	$2,508	$7,738

5.	Notes Payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as at August 31, 2017 and 2016 is as follows:

	2017		2016
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$2,385	$5,000	$1,985
October 4, 2011	5,000	2,385	5,000	1,965
November 4, 2011	10,000	4,662	5,000	3,862
December 3, 2012	10,000	3,796	10,000	2,996
	$30,000	$13,208	$30,000	$10,808

GNTW - Form 10-K - 2017	Page 23

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

6.	Convertible Note Payable

There are five convertible notes payable that are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at August 31, 2017 is as follows:

	2017		2016
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$3,434	$10,000	$2,634
September 11, 2015	10,000	1,578	10,000	778
November 12, 2015	5,000	721	5,000	321
November 13, 2015	5,000	720	5,000	320
April 11, 2016	500	56	500	16
	$30,500	$6,509	$30,500	$4,069

There are two convertible notes payable that bear interest at 8% per annum, due on demand and convertible into shares at the lenders’ option at a conversion price of $0.05625 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

One note for $20,000 was issued for which no value was assigned to the conversion feature as the shares that would have been issued on conversion would not have been readily convertible into cash.

	2017		2016
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$1,823	$20,000	$223

Another note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,333 was accreted and charged to interest during the period. At August 31, 2017, the unamortized discount was $18,667.

	2017
	Principal	Interest
Proceeds on issue	$20,000	-
Value assigned to conversion feature	20,000	-
Value of convertible note payable as issuance	-	-
Accretion during the year, representing amortized discount	1,333	-
Interest charged during the year	-	$1,333
Balance, convertible note payable, end of year	$1,333	$1,333

GNTW - Form 10-K - 2017	Page 24

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

There is one convertible note payable that bear interest at 10% per annum, due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	2017		2016
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$745	$-	$-

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	2017		2016
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$6.509	$30,500	$4,069
$0.05625	21,333	3,156	20,000	223
$0.010	20,000	745	-	-
	$71,833	$10,410	$30,500	$4,292

7.	Common stock

There were no warrants or stock options outstanding as of August 31, 2017.

There were no significant non-cash transactions during the period ended August 31, 2017.

8.	Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	2017	2016

Net loss for the year	$(46,340)	$(28,395)
Statutory and effective tax rate	36%	36%

Income tax recovery at effective rate	$(16,220)	$(9,940)
Effective of permanent differences	470	-
Income tax benefit not recognized	(15,750)	9,940
Income tax recovery and income tax asset recognized	$-	$-

The Company has accumulated non-capital income tax losses of $219,009. Under normal circumstances the losses will expire in the years 2031 to 2038.

GNTW - Form 10-K - 2017	Page 25

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2017

As at August 31, 2017, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Income tax attributes	2017	2016

Income tax losses carried forward	$219,009	$174,002

Deferred income tax assets	$78,840	$60,900
Valuation allowance	(78,840)	(60,900)
Deferred income tax asset recognized	$-	$-

GNTW - Form 10-K - 2017	Page 26

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

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Globe Net’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, August 31, 2017. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Globe Net in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Globe Net’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, management concluded that Globe Net’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that Globe Net files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Globe Net’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GNTW - Form 10-K - 2017	Page 27

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

Based on Globe Net’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Globe Net’s internal controls over financial reporting were not effective as of August 31, 2017 and were subject to material weaknesses.

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

GNTW - Form 10-K - 2017	Page 28

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended August 31, 2017, Globe Net’s internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

(a) Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Gustavo Americo Folcarelli
Age: 50	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer,and member of the Board of Directors.

Biographical Information and Background of Officer and Director

Gustavo Americo Folcarelli (50 years old) has been the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Globe Net since August 2016. Mr. Folcarelli holds a Bachelor of Commerce (Honors) degree from Ryerson University. Mr. Folcarelli has worked as a senior manager for several companies including Toshiba and Harry Rosen, where he was involved with the development and implementation of sales and marketing programs. Mr. Folcarelli was a founding partner in an Italian designer clothing outlet called Le Firme Inc. which expanded from one physical location to five as well as a developing a successful online store. From 2005 to present, Mr. Folcarelli has operated a private company, Current Real Estate Management and Development, in Priverno, Latina, Italy, which develops real estate properties in Italy. Mr. Folcarelli is responsible for changing the designation of use of the properties from non-commercial/agricultural to multi-use dwelling designation, presenting building plans and obtaining permits to build, then develop and the properties and manage and sell the built units.

(b) Identify Significant Employees

Globe Net has no significant employees other than Mr. Folcarelli who is Globe Net’s sole director and officer. Mr. Folcarelli has devoted and will continue to devote approximately 10 hours per week or 10% of his working time to Globe Net’s business.

GNTW - Form 10-K - 2017	Page 29

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Globe Spa to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Globe Net has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

GNTW - Form 10-K - 2017	Page 30

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Globe Net to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Globe Net. Based solely on Globe Net’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2017 were met, with the exception of the following: (1) Ku Wai Li failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Gustavo Americo Folcarelli failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities, and a Schedule 13D.

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

GNTW - Form 10-K - 2017	Page 31

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

As of August 31, 2017, Globe Net did not have a written audit committee charter or similar document.

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

Globe Net has paid no compensation to its named executive officers during its fiscal year ended August 31, 2017.

GNTW - Form 10-K - 2017	Page 32

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Gustavo Americo Folcarelli President, CEO, and CFO August 2016 - present	2015 2016 2017	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

Ku Wai Li President, CEO and CFO Sep 2009–Aug 2016	2015 2016 2017	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to Globe Net’s named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of Globe Net’s officers and directors.

Compensation of Directors

Globe Net’s sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. Globe Net has no director’s service contracts.

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

[2] Based on 10,800,000 common shares issued and outstanding as of November 30, 2017.

GNTW - Form 10-K - 2017	Page 33

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Addressof Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Gustavo Americo Folcarelli 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China	2,000,000	18.5%

common shares	Directors and Executive Officers (as a group)	2,000,000	18.5%

[1] Based on 10,800,000 common shares issued and outstanding as of November 30, 2017.

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

GNTW - Form 10-K - 2017	Page 34

Item 13: Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
*	Our promoter Gustavo Americo Folcarelli;
*	Any relative or spouse of any of the foregoing persons who has the same house as such person;
*	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended August 31, 2017 and 2016, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for professional services rendered for the audit of our annual consolidated financial statements were:

GNTW - Form 10-K - 2017	Page 35

2017	$5,200
2016	$5,200

Audit Related Fees

For the years ended August 31, 2017 and 2016, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was:

2017	$3,500
2016	$3,500

Tax Fees

For the years ended August 31, 2017 and 2016, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2017	Nil
2016	Nil

All Other Fees

For the years ended August 31, 2017 and 2016, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2017	Nil
2016	Nil

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd., Chartered Professional Accountant is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

GNTW - Form 10-K - 2017	Page 36

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated August 16, 2016 between Gustavo Americo Folcarelli. and Ku Wai Li, filed as an exhibit to Globe Net’s Form 8-K (Current Report) filed on August 18, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Globe Net for the fiscal year ended August 31, 2017, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

GNTW - Form 10-K - 2017	Page 37

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant Globe Net Wireless Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Globe Net Wireless Corp.

Dated: December 14, 2017	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Globe Net Wireless Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Gustavo Americo Folcarelli

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

December 14, 2017
Gustavo Americo Folcarelli

GNTW - Form 10-K - 2017	Page 38