Form 10-Q
period 2017-11-30
Globe Net Wireless Corp.
filed 2018-01-16
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2018.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

November 30, 2017

Stated in US Dollars

(Unaudited)

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2017	August 31, 2017
ASSETS

CURRENT ASSETS
Cash	$4,773	$8,599
Prepaid expenses	375	750
	5,148	9,349

Intangible Assets, Net – Note 4	6,884	7,738

Total Assets	$12,032	$17,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$4,602	$2,688
Accrued Liabilities	36,071	32,868
Notes Payable – Note 5	30,000	30,000
Convertible Notes Payable – Note 6	72,233	71,833

Total Current Liabilities	142,906	137,389

STOCKHOLDER’S DEFICIT
Common Stock - Note 7 Par Value per share: $0.001 Authorized: 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	92,106	92,106
Deficit Accumulated	(233,780)	(223,208)

Total Stockholders’ Deficit	(130,874)	(120,302)

Total Liabilities and Stockholders’ Deficit	$12,032	$17,087

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three months ended November 30, 2017 and 2016

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30, 2017	November 30, 2016

EXPENSES
General and administrative expenses	$7,669	$5,556

Operating loss before interest and amortized interest	(7,669)	(5,556)
Interest	(2,503)	(1,859)
Amortized interest	(400)	-

Net loss and comprehensive loss for the period	$(10,572)	$(7,415)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, August 31, 2016	10,800,000	$10,800	$72,106	$(176,868)	$(93,962)

Value of Convertible debt assigned to equity	-	-	20,000	-	20,000

Net loss and comprehensive loss	-	-	-	(46,340)	(46,340)

Balance, August 31, 2017	10,800,000	10,800	92,106	(223,208)	(120,302)

Net loss and comprehensive loss	-	-	-	(10,572)	(10,572)

Balance for the period, November 30, 2017	10,800,000	$10,800	$92,106	$(223,780)	$(130,874)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30, 2017	November 30, 2016

Cash Flows from (used in) Operating Activities
Net Loss	$(10,572)	$(7,415)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	854	-
Interest on notes and convertible notes payable	2,503	1,737
Accretion on convertible notes payable	400	122
Increase (decrease) in Operating Assets and Liabilities
Prepaid Expense	375	375
Accounts Payable	1,914	10,226
Accrued Liabilities	700	(6,200)

Net Cash used in Operating Activities	(3,826)	(1,155)

Cash Flows from Financing Activities
Convertible notes payable	-	20,000

Net Cash provided by Financing Activities	-	20,000

Cash Flows used in Investment Activities
Intangible Assets	-	(5,246)

Net Cash used in Investment Activities	-	(5,246)

Increase in Cash	(3,826)	13,599

Cash at Beginning of the period	8,599	3,684

Cash at End of the period	$4,773	$17,283

Supplemental cash flow information
Interest	$2,503	$1,737
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

1. Organization and nature of operations

Globe Net Wireless Corp. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has realized limited revenues from its planned operations. At the outset, the Company has been engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired. During fiscal 2017, the Company entered the software mobile application industry through the development of the TextPro Connect app and the BizPro app. These are utility services app specifically designed for the mobile business market.

The Company has chosen an August 31 year end.

2. Basis of Presentation - Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $223,780 since inception of September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2017 annual financial statements. Operating results for the three months period ended November 30, 2017 are not necessarily indicative of the results that can be expected for the year ended August 31, 2018.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2017.

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

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

4. Intangibles Assets

The Company contracted out the development of utility software applications (“apps”). The assets are amortized over 3 years on a straight-line basis.

	November 30, 2017			August 31, 2017
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$2,778	$5,555	$8,333	$2,083	$6,250
Biz Pro App	1,913	584	1,329	1,913	425	1,488
Total	$10,246	$3,362	$6,884	$10,246	$2,508	$7,738

5. Notes Payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of November 30, 2017 is as follows:

	November 30, 2017		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$2,484	$5,000	$2,385
October 4, 2011	5,000	2,465	5,000	2,385
November 4, 2011	10,000	4,861	5,000	4,662
December 3, 2012	10,000	3,996	10,000	3,776
	$30,000	$13,806	$30,000	$13,208

6. Convertible Note Payable

There are five convertible notes payable that are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at November 30, 2017 is as follows:

	November 30, 2017		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$3,634	$10,000	$3,434
September 11, 2015	10,000	1,777	10,000	1,578
November 12, 2015	5,000	821	5,000	721
November 13, 2015	5,000	820	5,000	720
April 11, 2016	500	65	500	56
	$30,500	$7,117	$30,500	$6,509

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

There are two convertible notes payable that bear interest at 8% per annum, due on demand and convertible into shares at the lenders’ option at a conversion price of $0.5625 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

One note for $20,000 was issued for which no value was assigned to the conversion feature as the shares that would have been issued on conversion would not have been readily convertible into cash.

	November 30, 2017		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$2,222	$20,000	$1,823

Another note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,733 was accreted and charged to interest during the period. At November 30, 2017, the unamortized discount was $18,267.

	November 30, 2017		August 31, 2017
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	$20,000	-	$20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion during the period (amortized discount)	$1,733	-	$1,333	-
Interest charged during the period	-	$1,732	-	$1,333
Balance, convertible note payable, end of period	$1,733	$1,732	$1,333	$1,333

There is one convertible note payable that bear interest at 10% per annum, due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	November 30, 2017		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$1,244	$20,000	$745

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	November 30, 2017		August 31, 2017
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$7,117	$30,500	$6,509
$0.5625	21,733	3,954	21,333	3,156
$0.10	20,000	1,244	20,000	745
	$72,233	$12,315	$71,833	$10,410

7. Common stock

There were no warrants or stock options outstanding as of November 30, 2017.

There were no significant non-cash transactions during the period ended November 30, 2017.

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

Three-month Period Ended November 30, 2017 Compared to the Three-month Period Ended November 30, 2016.

Our net loss for the three-month period ended November 30, 2017 was $10,572 (2016: $7,415), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either three-month period in fiscal 2017 or 2016. The increase in general and administrative expenses in the current fiscal year relate to an increase in accounts payable.

The weighted average number of shares outstanding was 10,800,000 for the three-month period ended November 30, 2017 and 10,800,000 for the three-month period ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2017, our current assets were $5,148 compared to $9,349 in current assets at August 31, 2017. As at November 30, 2017, our current liabilities were $142,906 compared to $137,389 at August 31, 2017. Current liabilities at November 30, 2017 were comprised of $102,233 in notes payable and $4,602 in accounts payable and $36,071 in accrued liabilities.

Stockholders’ deficit increased from $120,302 as of August 31, 2017 to $130,874 as of November 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2017, net cash used in operating activities was $3,826, consisting of an adjusted net loss of $10,572, less adjustments for non-cash items of $2,503 interest on notes payable, $854 in amortization and $4000 on debt accretion. Adjustments for changes in operating assets and liabilities was a net cash savings of $2,989. For the three-month period ended November 30, 2016, net cash flows used in operating activities were $1,115.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the three-month period ended November 30, 2017, we had no financing activities. We generated $20,000 cash from the issue of a convertible note payable for the comparative period in fiscal 2016.

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

GOING CONCERN

The independent auditors’ report accompanying our August 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: January 16, 2018	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

