Form 10-Q
period 2018-02-28
Globe Net Wireless Corp.
filed 2018-04-16
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of April 16, 2018.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

February 28, 2018

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	February 28, 2018	August 31, 2017

ASSETS

CURRENT ASSETS
Cash	$1,532	$8,599
Prepaid expenses	-	750
	1,532	9,349

Intangible Assets, Net – Note 4	6,030	7,738

Total Assets	$7,562	$17,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$12,702	$2,688
Accrued Liabilities	31,746	32,868
Notes Payable – Note 5	30,000	30,000
Convertible Notes Payable – Note 6	72,633	71,833

Total Current Liabilities	147,081	137,389

STOCKHOLDER’S DEFICIT
Common Stock - Note 7 Par Value per share:$0.001 Authorized: 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	92,106	92,106
Deficit Accumulated	(242,425)	(223,208)

Total Stockholders’ Deficit	(139,519)	(120,302)

Total Liabilities and Stockholders’ Deficit	$7,562	$17,087

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three month and six month periods ended February 28, 2018 and 2017

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

EXPENSES

General and administrative expenses	$5,770	$8,293	$13,438	$13,849

Operating loss before interest	(5,770)	(8,293)	(13,438)	(13,849)
Interest	(2,476)	(1,983)	(4,979)	(3,719)
Amortized interest	(400)	(489)	(800)	(489)

Net loss and comprehensive loss	$(8,646)	$(10,765)	$(19,217)	$(18,058)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2016	10,800,000	$10,800	$72,106	$(176,868)	$(93,962)

Value of Convertible debt assigned to equity	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	(46,340)	(46,340)

Balance, August 31, 2017	10,800,000	10,800	92,106	(223,208)	(120,302)

Net loss and comprehensive loss	-	-	-	(19,217)	(19,217)

Balance for the period, February 28, 2018	10,800,000	$10,800	$92,106	$(242,425)	$(139,519)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	February 28, 2018	February 28, 2017

Cash Flows from (used in) Operating Activities
Net Loss	$(19,217)	$(18,058)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	1,708	801
Interest on notes and convertible notes payable	4,979	3,720
Accretion on convertible notes payable	800	489
Increase (decrease) in Operating Assets and Liabilities
Prepaid Expense	750	750
Accounts Payable	10,014	996
Accrued Liabilities	(6,101)	(5,500)

Net Cash used in Operating Activities	(7,067)	(16,802)

Cash Flows from Financing Activities
Convertible notes payable	-	20,000

Net Cash provided by Financing Activities	-	20,000

Cash Flows used in Investment Activities
Intangible Assets	-	(5,246)

Net Cash used in Investment Activities	-	(5,246)

Increase (decrease) in Cash	(7,067)	(2,048)

Cash at Beginning of the period	8,599	3,684

Cash at End of the period	$1,532	$1,636

Supplemental cash flow information
Interest	$4,979	$3,719
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2018

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

The Company has accumulated a deficit of $242,425 since inception of September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2017 annual financial statements. Operating results for the six months period ended February 28, 2018 are not necessarily indicative of the results that can be expected for the year ended August 31, 2018.

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

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

4.	Intangibles Assets

The Company contracted out the development of utility software applications (“apps”). The assets are amortized over 3 years on a straight-line basis.

	February 28, 2018			August 31, 2017
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$3,472	$4,861	$8,333	$2,083	$6,250
Biz Pro App	1,913	744	1,169	1,913	425	1,488
Total	$10,246	$4,216	$6,030	$10,246	$2,508	$7,738

5.	Notes Payable

The company has four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of February 28, 2018 is as follows:

	February 28, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$2,583	$5,000	$2,385
October 4, 2011	5,000	2,563	5,000	2,385
November 4, 2011	10,000	5,059	5,000	4,662
December 3, 2012	10,000	4,193	10,000	3,7966
	$30,000	$14,398	$30,000	$13,208

6.	Convertible Note Payable

There are five convertible notes payable that are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at February 28, 2018 is as follows:

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

	February 28, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$3,831	$10,000	$3,434
September 11, 2015	10,000	1,975	10,000	1,578
November 12, 2015	5,000	920	5,000	721
November 13, 2015	5,000	918	5,000	720
April 11, 2016	500	75	500	56
	$30,500	$7,719	$30,500	$6,509

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

	February 28, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$2,617	$20,000	$1,823

Another note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $800 was accreted and charged to interest during the six months ended February 28, 2018 ($1,333 for the year ended August 31, 2017). At February 28, 2018, the unamortized discount was $17,867.

	February 28, 2018		August 31, 2017
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	2,133	-	1,333	-
Interest	-	$2,126	-	$1,333
Balance, convertible note payable, end of period	$2,133	$2,126	$1,333	$1,333

There is one convertible note payable that bear interest at 10% per annum, due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

	February 28, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$1,737	$20,000	$745

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	February 28, 2018		August 31, 2017
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$7,719	$30,500	$6,509
$0.5625	22,133	4,743	21,333	3,156
$0.10	20,000	1,737	20,000	745
	$72,633	$14,199	$71,833	$10,410

7.	Common stock

There were no warrants or stock options outstanding as of February 28, 2018.

There were no significant non-cash transactions during the period ended February 28, 2018.

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

Six-month Period Ended February 28, 2018 Compared to the Six-month Period Ended February 29, 2017.

Our net loss for the six-month period ended February 28, 2018 was $19,217 (2017: $18,058), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either six-month period in fiscal 2018 or 2017. The increase in expenses in the current fiscal year relate to an increase in interest on notes payable.

The weighted average number of shares outstanding was 10,800,000 for the six-month period ended February 28, 2018 and 10,800,000 for the six-month period ended February 29, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2018, our current assets were $1,532 compared to $9,349 in current assets at August 31, 2017. As at February 28, 2018, our current liabilities were $147,081 compared to $137,389 at August 31, 2017. Current liabilities at February 28, 2018 were comprised of $102,633 in notes payable and $12,702 in accounts payable and $31,746 in accrued liabilities.

Stockholders’ deficit increased from $120,302 as of August 31, 2017 to $139,519 as of February 28, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2018, net cash flows used in operating activities were $7,067 consisting of an adjusted net loss of $11,730 and $4,663 provided by an increase in accounts payable. For the six-month period ended February 29, 2017, net cash flows used in operating activities were $16,802.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the six-month period ended February 28, 2018, we generated $nil cash from financing activities from the issuance of a convertible promissory note. We generated $20,000 cash in the comparative period in fiscal 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: April 16, 2018	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

