Form 10-K
period 2018-08-31
Globe Net Wireless Corp.
filed 2018-12-14
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

As of November 30, 2018, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.02, these non-affiliate shares have an aggregate market value of $17600.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 30, 2018, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

GNTW - Form 10-K - 2018	Page 2

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

GNTW - Form 10-K - 2018	Page 3

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

Rural Internet Service Provider (RISP) Segment

During the fiscal period ending August 31, 2018 Globe Net was still working on the development of its business segment to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. Through the use of its Internet and wireless connectivity systems, Globe Net’s goal is to develop and provide internet and related services to both consumers and businesses in currently under serviced or unserviceable areas at real broadband speeds. Globe Net planned to offer for sale its GNW Systems to residents and businesses located in under-serviced or non-serviced rural areas worldwide with the initial focus on North America and China. Although Globe Net continues to attempt to achieve its goal of becoming a rural internet provider, management’s current plan is to focus on Globe Net’s app business.

See “Plan of Operation” and “Management’s Discussion and Analysis of Financial Condition” below for more information. As of the effective date of this prospectus Globe Net has not generated any revenues.

GNTW - Form 10-K - 2018	Page 4

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

GNTW - Form 10-K - 2018	Page 5

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

GNTW - Form 10-K - 2018	Page 6

Distribution Methods

Globe Net intends to advertise the availability of products and related service packages in the target markets through social media, word of mouth and online advertising campaigns. Distribution of Globe Nets Apps’ will be conducted directly to customers via the company website www.globenetwireless.io as well as the Google Play Store and the Apple App Store.

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

Raw Materials / Equipment

The raw materials for the Globe Net app incubator business will include computers; GPS enabled Smartphone’s, open source software and labor to write software code.

GNTW - Form 10-K - 2018	Page 7

Globe Net will need the omni-directional antennae, servers, amplifiers and transmitters for transmitting its RISP signal as well as Yagi-Uda directional antennae, routers and a receiver to receive its RISP signal.

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

GNTW - Form 10-K - 2018	Page 8

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Globe Net’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended November 30, 2018. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High		Low	Source
30 Nov 2018	$0.05	8	$0.02	Pink OTC Markets Inc.
31 Aug 2018	$0.07		$0.02	Pink OTC Markets Inc.
31 May 2018	$0.05		$0.05	Pink OTC Markets Inc.
28 Feb 2018	$0.05		$0.02	Pink OTC Markets Inc.
30 Nov 2017	$0.05		$0.02	Pink OTC Markets Inc.
28 Aug 2017	$0.08		$0.05	Pink OTC Markets Inc.
31 May 2017	$0.14		$0.05	Pink OTC Markets Inc.
28 Feb 2017	$0.35		$0.02	Pink OTC Markets Inc.
30 Nov 2016	$1.67		$0.44	Pink OTC Markets Inc.

GNTW - Form 10-K - 2018	Page 9

Holders of Globe Net’s Common Stock

As of November 30, 2018, Globe Net had 13 registered holders of its common stock.

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

Results of Operations

Globe Net has not earned any revenue since its incorporation on September 4, 2009 to August 31, 2018. During the fiscal year ended August 31, 2018, Globe Net incurred net losses of $37,269 (2017: $46,340) consisting of $24,816 in general and administrative expenses (2017: $36,489), $10,853 in interest expense (2017: $8,518) and $1,600 in amortized interest (2017: $1,333).

GNTW - Form 10-K - 2018	Page 10

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

Liquidity and Capital Resources

As of August 31, 2018, Globe Net’s current assets consisted of $8,248 in cash with total liabilities of $172,410, which consisted of convertible notes payable of $98,433, notes payable of $30,000, accounts payable of $1,106 and accrued liabilities of $42,871. Management expects Globe Net will require additional capital to meet its long term operating requirements. Management expects to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

Globe Net has not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2018, net cash flows used in operating activities were $25,351, consisting of our net loss for the period, adjusted for non-cash items and for changes in prepaid expenses and accounts payable and accrued liabilities.

Cash Flows from Financing Activities

Globe Net has financed its operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2018, $25,000 was raised through the issuance of convertible debt ($40,000 in 2017).

Cash Flows from Investing Activities

Globe Net did not make any investments in the fiscal year ended August 31, 2018. In 2017, it paid $10,246 for software applications.

Plan of Operation

Globe Net’s plan of operation for the next 12 months is to:

1.	advance the TextPro Connect IQ app customer base via social media and online awareness programs;

2.	complete development and launch the Swappit app; and

3.	identify and develop more business mobile app customers that will take advantage of the expanding API ecosystem economy.

GNTW - Form 10-K - 2018	Page 11

Phase 1 –	Advance the TextPro Connect IQ App Customer Based Via Social Media and Online Awareness Programs

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

The coding and programming involved in completing the Swappit app is estimated to require in excess of 200 hours. Globe Net has budgeted $15,000 for this phase and expects it to take 10 months to complete, with completion expected in the 4th quarter of 2019.

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

GNTW - Form 10-K - 2018	Page 12

Accounting and Audit Plan

Globe Net intends to continue to have its outside consultant assist in the preparation of Globe Net’s quarterly and annual financial statements and have these financial statements reviewed or audited by Globe Net’s independent auditor. Globe Net’s outside consultant is expected to charge Globe Net approximately $700 to prepare Globe Net’s quarterly financial statements and approximately $2,000 to prepare Globe Net’s annual financial statements. Globe Net’s independent auditor is expected to charge approximately $1,000 to review each of Globe Net’s quarterly financial statements and approximately $6,000 to audit Globe Net’s annual financial statements. In the next twelve months, Globe Net anticipates spending approximately $13,000 to pay for its accounting and audit requirements.

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

Globe Net had no contingencies or long-term commitments at August 31, 2018.

Tabular Disclosure of Contractual Obligations

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Going Concern

The independent auditors’ report accompanying Globe Net’s August, 2018 and 2017 financial statements contain an explanatory paragraph expressing substantial doubt about Globe Net’s ability to continue as a going concern. The financial statements have been prepared assuming that Globe Net will continue as a going concern, which contemplates that it will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

GNTW - Form 10-K - 2018	Page 13

Item 8: Financial Statements and Supplementary Data

GLOBE NET WIRELESS CORP.

Financial Statements

August 31, 2018

Stated in US Dollars

GNTW - Form 10-K - 2018	Page 14

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Director of

Globe Net Wireless Corp.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Globe Net Wireless Corp. as of August 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits. My company is a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning their planned financing and other matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K. R. Margetson Ltd

I have served as the Company’s auditor since 2010

Vancouver, Canada
December 14, 2018

GNTW - Form 10-K - 2018	Page 15

GLOBE NET WIRELESS CORP.

BALANCE SHEETS

	August 31,	August 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash	$8,248	$8,599
Prepaid expenses	2,269	750
	10,517	9,349

Intangible assets, Net – Note 4	4,322	7,738

Total Assets	$14,839	$17,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,106	$2,688
Accrued liabilities	42,871	32,868
Notes payable – Note 5	30,000	30,000
Convertible note payable – Note 6	98,433	71,833

Total Liabilities	172,410	137,389

STOCKHOLDERS’ DEFICIT
Common stock - Note 7 Par Value:$0.001 Authorized 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	92,106	92,106
Deficit accumulated	(260,477)	(223,208)

Total Stockholders’ Deficit	(157,571)	(120,302)

Total Liabilities and Stockholders’ Deficit	$14,839	$17,087

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2018	Page 16

GLOBE NET WIRELESS CORP.

STATEMENTS OF OPERATIONS

For the years ended August 31, 2018 and 2017

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2018	2017

EXPENSES

General and administrative expenses	$24,816	$36,489

Operating loss before interest	(24,816)	(36,489)
Interest	(10,853)	(8,518)
Amortized interest	(1,600)	(1,333)

Net loss and comprehensive loss	$(37,269)	$(46,340)

Loss per share of common stock
‘-Basic and diluted	$(0.004)	$(0.004)

Weighted average shares of common stock
‘-Basic and diluted	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2018	Page 17

GLOBE NET WIRELESS CORP.

STATEMENT OF SHAREHOLDERS’ DEFICIT

For the period from August 31, 2016 to August 31, 2018

			Additional
	Common stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2016	10,800,000	$10,800	$72,106	$(176,868)	$(93,962)

Convertible debt (Note 6)	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	(46,340)	(46,340)

Balance, August 31, 2017	10,800,000	10,800	92,106	(223,208)	(120,302)

Net loss and comprehensive loss	-	-	-	(37,269)	(37,269)

Balance, August 31, 2018	10,800,000	$10,800	$92,106	$(260,477)	$(157,571)

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2018	Page 18

GLOBE NET WIRELESS CORP.

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2018 and 2017

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2018	2017

Cash Flows from (used in) Operating Activities
Net loss	$(37,269)	$(46,340)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	3,416	2,508
Interest on notes and convertible notes payable	10,853	8,518
Accretion on convertible notes payable	1,600	1,333
Increase (Decrease) in operating assets and liabilities
Prepaid expense	(1,519)	5,125
Accounts payable	(1,582)	1,817
Accrued liabilities	850	2,200

Net Cash used in Operating Activities	(25,351)	(24,839)

Cash Flows from (used in) Financing Activities

Convertible note payables	25,000	40,000
Net Cash provided by Financing Activities	25,000	40,000

Cash Flows used in Investment Activities
Intangible assets	-	(10,246)

Net Cash used in Investment Activities	-	(10,246)

Increase (Decrease) in Cash	(351)	4,915

Cash at Beginning of Year	8,599	3,684

Cash at End of Year	$8,248	$8,599

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

GNTW - Form 10-K - 2018	Page 19

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

1.	Organization and nature of operations

Globe Net Wireless Corp. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has realized limited revenues from its planned operations. The Company is engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired. The Company is also engaged in the development of the TextPro Connect app and the BizPro app. These are utility services apps specifically designed for the mobile business market.

The Company has chosen an August 31 year-end.

2.	Basis of Presentation - Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $260,477 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

GNTW - Form 10-K - 2018	Page 20

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

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

For the period ended August 31, 2018, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220.

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

Financial instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, notes payable and convertible notes payable. All notes are payable on demand. The carrying values of these instruments approximate fair value because of their short-term nature. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

GNTW - Form 10-K - 2018	Page 21

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at August 31, 2018, the Company did not have assets or liabilities subject to fair value measurement.

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with a indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible assets subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

Amortization is based on estimated useful life on a straight-line basis and will start when the software is ready for use.

GNTW - Form 10-K - 2018	Page 22

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

Convertible debt

The Company accounts for convertible debt according to ASC 470, “Debt with Conversion and Other Options”. No portion of the proceeds is attributable to the conversion feature when there is no beneficial conversion feature (“BCF”), There is no BCF when the debt instrument is convertible into common stock at a specified price at the option of the holder and when the debt instrument is issued at a price not significantly in excess of the face amount.

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

Intangible assets represent costs paid to third parties for the development of utility software applications (“apps”). The assets are amortized over 3 years on a straight-line basis.

	August 31, 2018			August 31, 2017
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$4,861	$3,472	$8,333	$2,083	$6,250
Biz Pro App	1,913	1,063	850	1,913	425	1,488
Total	$10,246	$5,924	$4,322	$10,246	$2,508	$7,738

5.	Notes Payable

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of August 31, 2018:

	August 31, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$2,785	$5,000	$2,385
October 4, 2011	5,000	2,765	5,000	2,365
November 4, 2011	10,000	5,462	5,000	4,662
December 3, 2012	10,000	4,596	10,000	3,796
	$30,000	$15,608	$30,000	$13,208

GNTW - Form 10-K - 2018	Page 23

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

6.	Convertible Note Payable

Five convertible notes payable are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at August 31, 2018 is as follows:

	August 31, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$4,234	$10,000	$3,434
September 11, 2015	10,000	2,378	10,000	1,578
November 12, 2015	5,000	1,121	5,000	721
November 13, 2015	5,000	1,120	5,000	720
April 11, 2016	500	96	500	56
	$30,500	$8,949	$30,500	$6,509

Two convertible notes payable bear interest at 8% per annum, are due on demand, and convertible at a conversion price of $0.5625 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

One note for $20,000 was issued for which no value was assigned to the conversion feature as the shares that would have been issued on conversion would not have been readily convertible into cash.

	August 31, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$3,424	$20,000	$1,823

The other note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,600 was accreted and charged to interest during the twelve months ended August 31, 2018 ($1,333 for the year ended August 31, 2017). At August 31, 2018, the unamortized discount was $17,067.

	August 31, 2018		August 31, 2017
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$2,933	-	$1,333	-
Interest	-	$2,933	-	$1,333
Balance, convertible note payable, end of period	$2,933	$2,933	$1,333	$1,333

GNTW - Form 10-K - 2018	Page 24

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

One convertible note payable bears interest at 10% per annum, is due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	August 31, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$2,745	$20,000	$745

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.02 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	August 31, 2018		August 31, 2017
Date of Issue	Principal	Interest	Principal	Interest
April 04, 2018	$25,000	$813	$-	$-

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	August 31, 2018		August 31, 2017
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$8,949	$30,500	$6,509
$0.5625	22,933	6,357	21,333	3,156
$0.10	20,000	2,745	20,000	745
$0.02	25,000	813	-	-
	$98,433	$18,864	$71,833	$10,410

7.	Common stock

On September 14, 2009, the Company issued 2,000,000 shares of common stock at $0.001 per share for cash proceeds of $2,000.

On January 26, 2010, the Company issued 7,500,000 shares of common stock at $.002 per share for cash proceeds of $15,000.

On September 7, 2013, the Company issued 700,000 shares of common stock at $.05 per share for cash proceeds of $35,000.

On November 8, 2013, the Company issued 600,000 shares of common stock at $.05 per share for cash proceeds of $30,000.

There were no warrants or stock options outstanding as of August 31, 2018.

GNTW - Form 10-K - 2018	Page 25

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

8.	Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	For the year Ended
	August 31, 2018	August 31, 2017

Net loss for the period	$(37,269)	$(46,340)
Statutory and effective tax rate	25.7%	35.0%

Income tax expense (recovery) at the effective rate	$(9,600)	$(16,200)
Change in statutory rates and other	32,800	-
Permanent differences	400	500
Change in unrecognized deductible temporary differences	(23,600)	15,700

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $257,544. Under normal circumstances, the losses will expire in the years 2030 to 2038.

As at August 31, 2018, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes:	August 31, 2018	August 31, 2017

Tax loss carried forward	$257,544	$221,875

Deferred income tax assets	54,100	77,700
Valuation allowance	(54,100)	(77,700)

Deferred tax asset	$-	$-

The US Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of August 31, 2018, we have not completed the accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

GNTW - Form 10-K - 2018	Page 26

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

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Globe Net’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, August 31, 2018. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Globe Net in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Globe Net’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, management concluded that Globe Net’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that Globe Net files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Globe Net’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GNTW - Form 10-K - 2018	Page 27

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

Based on Globe Net’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Globe Net’s internal controls over financial reporting were not effective as of August 31, 2018 and were subject to material weaknesses.

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

GNTW - Form 10-K - 2018	Page 28

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended August 31, 2018, Globe Net’s internal control over financial reporting was not subject to changes.

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

Biographical Information and Background of Officer and Director

Gustavo Americo Folcarelli (51 years old) has been the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Globe Net since August 2016. Mr. Folcarelli holds a Bachelor of Commerce (Honors) degree from Ryerson University. Mr. Folcarelli has worked as a senior manager for several companies including Toshiba and Harry Rosen, where he was involved with the development and implementation of sales and marketing programs. Mr. Folcarelli was a founding partner in an Italian designer clothing outlet called Le Firme Inc. which expanded from one physical location to five as well as a developing a successful online store. From 2005 to present, Mr. Folcarelli has operated a private company, Current Real Estate Management and Development, in Priverno, Latina, Italy, which develops real estate properties in Italy. Mr. Folcarelli is responsible for changing the designation of use of the properties from non-commercial/agricultural to multi-use dwelling designation, presenting building plans and obtaining permits to build, then develop and the properties and manage and sell the built units.

(b) Identify Significant Employees

Globe Net has no significant employees other than Mr. Folcarelli who is Globe Net’s sole director and officer. Mr. Folcarelli has devoted and will continue to devote approximately 10 hours per week or 10% of his working time to Globe Net’s business.

GNTW - Form 10-K - 2018	Page 29

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Globe Spa to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Globe Net has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

GNTW - Form 10-K - 2018	Page 30

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Globe Net to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Globe Net. Based solely on Globe Net’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2018 were met, with the exception of the following: (1) Ku Wai Li failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Gustavo Americo Folcarelli failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities, and a Schedule 13D.

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

GNTW - Form 10-K - 2018	Page 31

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

As of August 31, 2018, Globe Net did not have a written audit committee charter or similar document.

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

Globe Net has paid no compensation to its named executive officers during its fiscal year ended August 31, 2018.

GNTW - Form 10-K - 2018	Page 32

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Gustavo Americo Folcarelli President, CEO, and CFO August 2016 - present	2016 2017 2018	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common shares	Gustavo Americo Folcarelli 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China	2,000,000	18.5%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 10,800,000 common shares issued and outstanding as of November 30, 2018.

GNTW - Form 10-K - 2018	Page 33

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Addressof Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Gustavo Americo Folcarelli 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China	2,000,000	18.5%

common shares	Directors and Executive Officers (as a group)	2,000,000	18.5%

[1] Based on 10,800,000 common shares issued and outstanding as of November 30, 2018.

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

GNTW - Form 10-K - 2018	Page 34

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended August 31, 2018 and 2017, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for professional services rendered for the audit of our annual consolidated financial statements were:

GNTW - Form 10-K - 2018	Page 35

2018	$6,000
2017	$6,000

Audit Related Fees

For the years ended August 31, 2018 and 2017, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was:

2018	$3,500
2017	$3,500

Tax Fees

For the years ended August 31, 2018 and 2017, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2018	Nil
2017	Nil

All Other Fees

For the years ended August 31, 2018 and 2017, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2018	Nil
2017	Nil

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd., Chartered Professional Accountant is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

GNTW - Form 10-K - 2018	Page 36

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated August 16, 2016 between Gustavo Americo Folcarelli. and Ku Wai Li, filed as an exhibit to Globe Net’s Form 8-K (Current Report) filed on August 18, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Globe Net for the fiscal year ended August 31, 2018, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

GNTW - Form 10-K - 2018	Page 37

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant Globe Net Wireless Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Globe Net Wireless Corp.

Dated: December 14, 2018	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Globe Net Wireless Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Gustavo Americo Folcarelli

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

December 14, 2018
Gustavo Americo Folcarelli

GNTW - Form 10-K - 2018	Page 38