Form 10-Q
period 2018-11-30
Globe Net Wireless Corp.
filed 2019-01-14
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2019.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

November 30, 2018

Stated in US Dollars

(Unaudited)

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2018	August 31, 2018

ASSETS

CURRENT ASSETS
Cash	$6,667	$8,248
Prepaid expenses	1,928	2,269
	8,595	10,517

Intangible assets, Net – Note 4	3,469	4,322

Total Assets	$12,064	$14,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,725	$1,106
Accrued liabilities	43,473	42,871
Notes payable – Note 5	30,000	30,000
Convertible note payable – Note 6	98,833	98,433

Total Liabilities	176,031	172,410

STOCKHOLDERS’ DEFICIT
Common stock - Note 7 Par Value:$0.001 Authorized 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	92,106	92,106
Deficit accumulated	(266,873)	(260,477)

Total Stockholders’ Deficit	(163,967)	(157,571)

Total Liabilities and Stockholders’ Deficit	$12,064	$14,839

Going concern – Note 2

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2018 and 2017

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30, 2018	November 30, 2017

EXPENSES

General and administrative expenses	$2,994	$7,669

Operating loss before interest	(2,994)	(7,669)
Interest	(3,002)	(2,503)
Amortized interest	(400)	(400)

Net loss and comprehensive loss	$(6,396)	$(10,572)

Loss per share of common stock
‘-Basic and diluted	$(0.000)	$(0.001)

Weighted average shares of common stock
‘-Basic and diluted	10,800,000	10,800,000

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2017	10,800,000	$10,800	$92,106	$(223,208)	$(120,302)

Net loss and comprehensive loss	-	-	-	(37,269)	(37,269)

Balance, August 31, 2018	10,800,000	10,800	92,106	(260,477)	(157,571)

Net loss and comprehensive loss	-	-	-	(6,396)	(6,396)

Balance, November 30, 2018	10,800,000	$10,800	$92,106	$(266,873)	$(163,967)

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2018 and 2017

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30, 2018	November 30, 2017

Cash Flows from (used in) Operating Activities
Net loss	$(6,396)	$(10,572)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	854	854
Interest on notes and convertible notes payable	3,002	2,503
Accretion on convertible notes payable	400	400
Increase (Decrease) in operating assets and liabilities
Prepaid expense	341	375
Accounts payable	2,618	1,914
Accrued liabilities	(2,400)	700

Net Cash used in Operating Activities	(1,581)	(3,826)

Cash Flows from (used in) Financing Activities

Convertible note payables	-	-
Net Cash provided by Financing Activities	-	-

Cash Flows used in Investment Activities
Intangible assets	-	-

Net Cash used in Investment Activities	-	-

Increase (Decrease) in Cash	(1,581)	(3,826)

Cash at Beginning of the period	8,248	8,559

Cash at End of the period	$6,667	$4,773

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2018

1.	Organization and nature of operations

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

The Company has accumulated a deficit of $266,873 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2018 annual financial statements. Operating results for the three months period ended November 30, 2018 are not necessarily indicative of the results that can be expected for the year ended August 31, 2019.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2018.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2018

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

	November 30, 2018			August 31, 2018
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$5,555	$2,778	$8,333	$4,861	$3,472
Biz Pro App	1,913	1,222	691	1,913	1,063	850
Total	$10,246	$6,777	$3,469	$10,246	$5,924	$4,322

5.	Notes Payable

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of November 30, 2018:

	November 30, 2018		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$2,884	$5,000	$2,785
October 4, 2011	5,000	2,865	5,000	2,765
November 4, 2011	10,000	5,661	5,000	5,462
December 3, 2012	10,000	4,796	10,000	4,596
	$30,000	$16,206	$30,000	$15,608

6.	Convertible Note Payable

Five convertible notes payable are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2018

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at November 30, 2018 is as follows:

	November 30, 2018		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$4,434	$10,000	$4,234
September 11, 2015	10,000	2,577	10,000	2,378
November 12, 2015	5,000	1,221	5,000	1,121
November 13, 2015	5,000	1,220	5,000	1,120
April 11, 2016	500	105	500	96
	$30,500	$9,557	$30,500	$8,949

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

	November 30, 2018		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$3,822	$20,000	$3,424

The other note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $400 was accreted and charged to interest during the three months ended November 30, 2018 ($1,600 for the year ended August 31, 2018). At November 30, 2018, the unamortized discount was $16,667.

	November 30, 2018		August 31, 2018
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$3,333	-	$2,933	-
Interest	-	$3,332	-	$2,933
Balance, convertible note payable, end of period	$3,333	$3,332	$2,933	$2,933

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2018

One convertible note payable bears interest at 10% per annum, is due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	November 30, 2018		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$3,244	$20,000	$2,745

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.02 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	November 30, 2018		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
April 04, 2018	$25,000	$1,312	$25,000	$813

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	November 30, 2018		August 31, 2018
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$9,557	$30,500	$8,949
$0.5625	23,333	7,154	22,933	6,357
$0.10	20,000	3,244	20,000	2,745
$0.02	25,000	1,312	25,000	813
	$98,833	$21,267	$98,433	$18,864

7.	Common stock

There were no warrants or stock options outstanding as of November 30, 2018.

There were no significant non-cash transactions during the period ended November 30, 2018.

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

Three-month Period Ended November 30, 2018 Compared to the Three-month Period Ended November 30, 2017.

Our net loss for the three-month period ended November 30, 2018 was $6,396 (2017: $10,572), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either three-month period in fiscal 2018 or 2017. The decrease in general and administrative expenses in the current fiscal year relate to drop in the cost of web design when comparted to 2017.

The weighted average number of shares outstanding was 10,800,000 for the three-month period ended November 30, 2018 and 10,800,000 for the three-month period ended November 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2018, our current assets were $12,064 compared to $14,839 in current assets at August 31, 2018. As at November 30, 2018, our current liabilities were $176,031 compared to $172,410 at August 31, 2018. Current liabilities at November 30, 2018 were comprised of $128,833 in notes payable, $3,715 in accounts payable and $43,473 in accrued liabilities.

Stockholders’ deficit increased from $157,571 as of August 31, 2018 to $163,967 as of November 30, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2018, net cash used in operating activities was $1,581, consisting of an adjusted net loss of $6,396, less adjustments for non-cash items of $3,002 interest on notes payable, $854 in amortization and $400 on debt accretion. Adjustments for changes in operating assets and liabilities was a net cash savings of $599. For the three-month period ended November 30, 2017, net cash flows used in operating activities were $3,826.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the three-month period ended November 30, 2018, we had no financing activities. We generated nil cash for the comparative period in fiscal 2017.

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

GOING CONCERN

The independent auditors’ report accompanying our August 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: January 14, 2019	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

