Form 10-Q
period 2019-02-28
Globe Net Wireless Corp.
filed 2019-04-17
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of April 16, 2019.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

February 28, 2019

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$2,702	$8,248
Prepaid expenses	312	2,269
	3,014	10,517

Intangible assets, Net – Note 4	2,615	4,322

Total Assets	$5,629	$14,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,300	$1,106
Accrued liabilities	41,192	42,871
Notes payable – Note 5	30,000	30,000
Convertible note payable – Note 6	99,232	98,433

Total Liabilities	177,724	172,410

STOCKHOLDERS’ DEFICIT
Common stock - Note 7
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	92,106	92,106
Deficit accumulated	(275,001)	(260,477)

Total Stockholders’ Deficit	(172,095)	(157,571)

Total Liabilities and Stockholders’ Deficit	$5,629	$14,839

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three and six months period ended February 28, 2019 and 2018

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

EXPENSES

General and administrative expenses	$4,759	$5,770	$7,754	$13,438

Operating loss before interest	(4,759)	(5,770)	(7,754)	(13,438)
Interest	(2,969)	(2,476)	(5,970)	(4,979)
Amortized interest	(400)	(400)	(800)	(800)

Net loss and comprehensive loss	$(8,128)	$(8,646)	$(14,524)	$(19,217)

Loss per share of common stock -Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.002)

Weighted average shares of common stock -Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

For the six months ended February 28, 2019 and 2018

(Unaudited)

For the 6 months ending February 28, 2019:

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Balance, August 31, 2018	10,800,000	$10,800	$92,106	$(260,477)	$(157,571)

Net loss and comprehensive loss	0	0	0	(6,396)	(6,396)

Balance, November 30, 2018	10,800,000	$10,800	$92,106	$(266,873)	$(163,967)

Net loss and comprehensive loss	0	0	0	(8,128)	(8,128)

Balance, February 28, 2019	10,800,000	$10,800	$92,106	$(275,001)	$(172,095)

The accompanying notes are an integral part of the financial statements

For the 6 months ending February 28, 2018:

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Balance, August 31, 2017	10,800,000	$10,800	$92,106	$(223,208)	$(120,302)

Net loss and comprehensive loss	0	0	0	(10,572)	(10,572)

Balance, November 30, 2017	10,800,000	$10,800	$92,106	$(233,780)	$(130,874)

Net loss and comprehensive loss	0	0	0	(8,645)	(8,645)

Balance, February 28, 2018	10,800,000	$10,800	$92,106	$(242,425)	$(139,519)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

For the six months ended February 28, 2019

(Unaudited)

	For the six	For the six
	months ended	months ended
	February 28,	February 28,
	2019	2018

Cash Flows from (used in) Operating Activities
Net Loss	$(14,524)	$(19,217)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	1,708	1,708
Interest on notes and convertible notes payable	5,970	4,979
Accretion on convertible notes payable	800	800
Increase (decrease) in Operating Assets and Liabilities
Prepaid Expense	1,956	750
Accounts Payable	6,194	10,014
Accrued Liabilities	(7,650)	(6,101)

Net Cash used in Operating Activities	(5,546)	(7,067)

Cash Flows from Financing Activities
Convertible notes payable	-	-

Net Cash provided by Financing Activities	-	-

Cash Flows used in Investment Activities
Intangible Assets	-	-

Net Cash used in Investment Activities	-	-

Increase in Cash	(5,546)	(7,067)

Cash at Beginning of the period	8,248	8,599

Cash at End of the period	$2,702	$1,532

Supplemental cash flow information
Interest paid	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2019

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

The Company has accumulated a deficit of $275,001 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2018 annual financial statements. Operating results for the six months period ended February 28, 2019 are not necessarily indicative of the results that can be expected for the year ended August 31, 2019.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2018.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2019

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

	February 28, 2019			August 31, 2018
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$6,250	$2,083	$8,333	$4,861	$3,472
Biz Pro App	1,913	1,381	532	1,913	1,063	850
Total	$10,246	$7,631	$2,615	$10,246	$5,924	$4,322

5.	Notes Payable

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of February 28, 2019:

	February 28, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$2,983	$5,000	$2,785
October 4, 2011	5,000	2,963	5,000	2,765
November 4, 2011	10,000	5,859	5,000	5,462
December 3, 2012	10,000	4,993	10,000	4,596
	$30,000	$16,798	$30,000	$15,608

6.	Convertible Note Payable

Five convertible notes payable are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2019

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at February 28, 2019 is as follows:

	February 28, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$4,631	$10,000	$4,234
September 11, 2015	10,000	2,775	10,000	2,378
November 12, 2015	5,000	1,320	5,000	1,121
November 13, 2015	5,000	1,318	5,000	1,120
April 11, 2016	500	115	500	96
	$30,500	$10,159	$30,500	$8,949

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

	February 28, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$4,217	$20,000	$3,424

The other note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $800 was accreted and charged to interest during the six months ended February 28, 2019 ($1,600 for the year ended August 31, 2018). At February 28, 2019, the unamortized discount was $16,267.

	February 28, 2019		August 31, 2018
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$3,732	-	$2,933	-
Interest	-	$3,726	-	$2,933
Balance, convertible note payable, end of period	$3,732	$3,726	$2,933	$2,933

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2019

One convertible note payable bears interest at 10% per annum, is due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	February 28, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$3,737	$20,000	$2,745

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.02 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	February 28, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
April 04, 2018	$25,000	$1,805	$25,000	$813

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	February 29, 2019		August 31, 2018
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$10,159	$30,500	$8,949
$0.5625	23,732	7,943	22,933	6,357
$0.10	20,000	3,737	20,000	2,745
$0.02	25,000	1,805	25,000	813
	$99,232	$23,644	$98,433	$18,864

7.	Common stock

There were no warrants or stock options outstanding as of February 28, 2019.

There were no significant non-cash transactions during the period ended February 28, 2019.

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

Six-month Period Ended February 28, 2019 Compared to the Six-month Period Ended February 29, 2018.

Our net loss for the six-month period ended February 28, 2019 was $14,524 (2018: $19,217), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either six-month period in fiscal 2019 or 2018. The decrease in expenses in the current fiscal year relate to an decrease in general and administrative expenses.

The weighted average number of shares outstanding was 10,800,000 for the six-month period ended February 28, 2019 and 10,800,000 for the six-month period ended February 29, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2019, our current assets were $3,014 compared to $10,517 in current assets at August 31, 2018. As at February 28, 2019, our current liabilities were $177,724 compared to $172,410 at August 31, 2018. Current liabilities at February 28, 2019 were comprised of $129,232 in notes payable and $7,300 in accounts payable and $41,192 in accrued liabilities.

Stockholders’ deficit increased from $157,571 as of August 31, 2018 to $172,095 as of February 28, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2019, net cash flows used in operating activities were $5,546 consisting of an adjusted net loss of $6,046 and $500 provided by an decrease in accounts payable. For the six-month period ended February 29, 2018, net cash flows used in operating activities were $7,067.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the six-month period ended February 28, 2019, we generated $nil cash from financing activities from the issuance of a convertible promissory note. We generated $nil cash in the comparative period in fiscal 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: April 17, 2019	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

