Form 10-Q
period 2019-05-31
Globe Net Wireless Corp.
filed 2019-07-17
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of July 16, 2019.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

May 31, 2019

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$464	$8,248
Prepaid expenses	1,175	2,269
	1,639	10,517

Intangible assets, Net – Note 4	1,761	4,322

Total Assets	$3,400	$14,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,875	$1,106
Accrued liabilities	44,976	42,871
Notes payable – Note 5	30,000	30,000
Convertible note payable – Note 6	99,633	98,433

Total Liabilities	182,484	172,410

STOCKHOLDERS’ DEFICIT
Common stock - Note 7 Par Value:$0.001 Authorized 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	92,106	92,106
Deficit accumulated	(281,990)	(260,477)

Total Stockholders’ Deficit	(179,084)	(157,571)

Total Liabilities and Stockholders’ Deficit	$3,400	$14,839

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three and nine months period ended May 31, 2019 and 2018

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

EXPENSES

General and administrative expenses	$3,554	$4,076	$11,308	$17,515

Operating loss before interest	(3,554)	(4,076)	(11,308)	(17,515)
Interest	(3,035)	(2,840)	(9,005)	(7,818)
Amortized interest	(400)	(400)	(1,200)	(1,200)

Net loss and comprehensive loss	$(6,989)	$(7,316)	$(21,513)	$(26,533)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

For the nine months ended May 31, 2019 and 2018

(Unaudited)

For the 9 months ending May 31, 2019:

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Balance, August 31, 2018	10,800,000	$10,800	$92,106	$(260,477)	$(157,571)

Net loss and comprehensive loss for the nine months ended May 31, 2019	0	0	0	(21,513)	(21,513)

Balance, May 31, 2019	10,800,000	$10,800	$92,106	$(281,990)	$(179,084)

The accompanying notes are an integral part of the financial statements

For the 9 months ending May 31, 2018:

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Balance, August 31, 2017	10,800,000	$10,800	$92,106	$(223,208)	$(120,302)

Net loss and comprehensive loss	0	0	0	(26,533)	(26,533)

Balance, May 31, 2018	10,800,000	$10,800	$92,106	$(249,741)	$(146,835)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended February 28, 2019 and 2018

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	May 31,	May 31,
	2019	2018

Cash Flows from (used in) Operating Activities
Net Loss	$(21,513)	$(26,533)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	2,562	2,562
Interest on notes and convertible notes payable	9,005	7,509
Accretion on convertible notes payable	1,200	1,200
Increase (decrease) in Operating Assets and Liabilities
Prepaid Expense	1,093	(1,056)
Accounts Payable	6,769	(238)
Accrued Liabilities	(6,900)	(5,091)

Net Cash used in Operating Activities	(7,784)	(21,647)

Cash Flows from Financing Activities
Convertible notes payable	-	25,000

Net Cash provided by Financing Activities	-	25,000

Cash Flows used in Investment Activities
Intangible Assets	-	-

Net Cash used in Investment Activities	-	-

Increase in Cash	(7,784)	3,353

Cash at Beginning of the period	8,248	8,599

Cash at End of the period	$464	$11,952

Supplemental cash flow information
Interest paid	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

May 31, 2019

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

The Company has accumulated a deficit of $281,990 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2018 annual financial statements. Operating results for the nine months period ended May 31, 2019 are not necessarily indicative of the results that can be expected for the year ended August 31, 2019.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2018.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

May 31, 2019

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

	May 31, 2019			August 31, 2018
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$6,944	$1,389	$8,333	$4,861	$3,472
Biz Pro App	1,913	1,541	372	1,913	1,063	850
Total	$10,246	$8,485	$1,761	$10,246	$5,924	$4,322

5.	Notes Payable

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of May 31, 2019:

	May 31, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$3,084	$5,000	$2,785
October 4, 2011	5,000	3,064	5,000	2,765
November 4, 2011	10,000	6,060	5,000	5,462
December 3, 2012	10,000	5,194	10,000	4,596
	$30,000	$17,402	$30,000	$15,608

6.	Convertible Note Payable

Five convertible notes payable are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share. Interest has not been paid and is classified with accrued liabilities for financial statement purposes.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at May 31, 2019 is as follows:

	May 31, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$4,833	$10,000	$4,234
September 11, 2015	10,000	2,976	10,000	2,378
November 12, 2015	5,000	1,420	5,000	1,121
November 13, 2015	5,000	1,419	5,000	1,120
April 11, 2016	500	126	500	96
	$30,500	$10,774	$30,500	$8,949

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

May 31, 2019

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

	May 31, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$4,620	$20,000	$3,424

The other note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,200 was accreted and charged to interest during the nine months ended May 31, 2019 ($1,600 for the year ended August 31, 2018). At May 31, 2019, the unamortized discount was $15,867.

	May 31, 2019		August 31, 2018
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$4,133	-	$2,933	-
Interest	-	$4,129	-	$2,933
Balance, convertible note payable, end of period	$4,133	$4,129	$2,933	$2,933

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

May 31, 2019

One convertible note payable bears interest at 10% per annum, is due on demand and convertible at a conversion price of $0.10 per share at the lender’s option. The interest is classified as accrued liabilities for financial statement purposes.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	May 31, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$4,241	$20,000	$2,745

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.02 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	May 31, 2019		August 31, 2018
Date of Issue	Principal	Interest	Principal	Interest
April 04, 2018	$25,000	$2,309	$25,000	$813

A summary of the value assigned to the convertible debt and accrued interest thereon is as follows:

	May 31, 2019		August 31, 2018
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$10,774	$30,500	$8,949
$0.5625	24,133	8,749	22,933	6,357
$0.10	20,000	4,241	20,000	2,745
$0.02	25,000	2,309	25,000	813
	$99,633	$26,073	$98,433	$18,864

7.	Common stock

There were no warrants or stock options outstanding as of May 31, 2019.

There were no significant non-cash transactions during the period ended May 31, 2019.

8.	Subsequent events

The Company evaluated all events and transactions that occurred after May 31, 2019 up through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

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

Nine-month Period Ended May 31, 2019 Compared to the Nine-month Period Ended May 31, 2018.

Our net loss for the nine-month period ended May 31, 2019 was $21,513 (2018: $26,533), which consisted of general and administration expenses and interest on a note payable. We did not generate any revenue during either nine-month period in fiscal 2019 or 2018. The increase in expenses in the current fiscal year relate to an increase in administrative expenses associated with being a reporting issuer and interest expense no notes payable.

The weighted average number of shares outstanding was 10,800,000 for the nine-month period ended May 31, 2019 and 10,800,000 for the period ended May 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2019, our current assets were $3,400 compared to $14,839 in current assets at August 31, 2018. As at May 31, 2019, our current liabilities were $182,484 compared to $172,410 at August 31, 2018. Current liabilities at May 31, 2019 were comprised of $129,633 in notes payable and $7,875 in accounts payable and $44,976 in accrued liabilities.

Stockholders’ deficit increased from $157,571 as of August 31, 2018 to $179,084 as of May 31, 2019

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended May 31, 2019, net cash flows used in operating activities were $7,784 consisting of a net loss of $21,513 less adjustments for non-cash expenses of amortization of $2,562, accrued interest of $9,005 and accretion expenses of $1,200. Changes in operating assets and liabilities were $6,769 in accounts payable, and $6,900 in accrued liabilities and $1,093 in prepaid expenses. For the nine-month period ended May 31, 2018, net cash flows used in operating activities were $21,647 consisting of a net loss of $26,533 less non-cash expense of accrued interest of $7,509 and changes in operating assets and liabilities of $1,056 in prepaid expenses, $238 in accounts payable and $5,091 in accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended May 31, 2019, we realized nil in net cash from financing activities. We generated $25,000 cash from financing activities in the comparative period in fiscal 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: July 17, 2019	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

