Form 10-Q
period 2020-02-29
Globe Net Wireless Corp.
filed 2020-04-15
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of April 14, 2020.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

February 29, 2020

Stated in US Dollars

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	February 29,	August 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash	$7,564	$714
Prepaid expenses	163	1,287
	7,727	2,001

Intangible Assets, Net – Note 4	-	907

Total Assets	$7,727	$2,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$575	$6,725
Accrued Liabilities	53,865	54,048
Notes Payable – Note 5	30,000	30,000
Convertible Note Payable – Note 6	129,333	103,533

Total Liabilities	213,773	194,306

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7 Par Value: $0.001 Authorized 200,000,000 shares Issued 10,800,000 shares	10,800	10,800
Additional Paid in Capital	92,106	92,106
Deficit Accumulated	(308,952)	(294,304)

Total Stockholders’ Deficit	(206,046)	(191,304)

Total Liabilities and Stockholders’ Deficit	$7,727	$2,908

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

For the three and six months period ended February 29, 2020 and February 28, 2019

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

EXPENSES

General and administrative expenses	$4,100	$4,759	$7,179	$7,754

Operating loss before interest	(4,100)	(4,759)	(7,179)	(7,754)
Interest	(3,570)	(2,969)	(6,669)	(5,970)
Amortized interest	(400)	(400)	(800)	(800)

Net loss and comprehensive loss	$(8,070)	$(8,128)	$(14,648)	$(14,524)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, August 31, 2019	10,800,000	$10,800	$92,106	$(294,304)	$(191,398)

Net loss and comprehensive loss	-	-	-	(6,578)	(6,578)

Balance, November 30, 2019	10,800,000	10,800	92,106	(300,882)	(197,976)

Net loss and comprehensive loss	-	-	-	(8,070)	(8,070)

Balance, February 29, 2020	10,800,000	$10,800	$92,106	$(308,952)	$(206,046)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, August 31, 2018	10,800,000	$10,800	$92,106	$(260,477)	$(157,571)

Net loss and comprehensive loss	-	-	-	(6,396)	(6,396)

Balance, August 31, 2018	10,800,000	10,800	92,106	(266,873)	(163,967)

Net loss and comprehensive loss	-	-	-	(8,128)	(8,128)

Balance, February 28, 2019	10,800,000	$10,800	$92,106	$(275,001)	$(172,095)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended February 29, 2020 and February 28, 2019

(Unaudited)

	For the six	For the six
	months ended	months ended
	February 29,	February 28,
	2020	2019

Cash Flows from (used in) Operating Activities
Net Loss	$(14,648)	$(14,524)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	907	1,708
Interest on notes and convertible notes payable	6,669	5,970
Accretion on convertible notes payable	800	800
Increase (Decrease) in operating assets and liabilities
Prepaid expense	1,124	1,956
Accounts payable	(6,150)	6,194
Accrued liabilities	(6,750)	(7,650)

Net Cash used in Operating Activities	(18,150)	(5,546)

Cash Flows from (used in) Financing Activities

Convertible note payables	25,000	-
Net Cash provided by Financing Activities	25,000	-

Cash Flows used in Investment Activities
Intangible assets	-	-

Net Cash used in Investment Activities	-	-

Increase (Decrease) in Cash	6,850	(5,546)

Cash at Beginning of Year	714	8,248

Cash at End of Year	$7,564	$2,702

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2020

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

The Company has accumulated a deficit of $308,952 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2019 annual financial statements. Operating results for the six months period ended February 29, 2020 are not necessarily indicative of the results that can be expected for the year ended August 31, 2020.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2019.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

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

	February 29, 2020			August 31, 2019
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$8,333	$-	$8,333	$7,638	$694
Biz Pro App	1,913	1,913	-	1,913	1,701	213
Total	$10,246	$10,246	$-	$10,246	$9,339	$907

5.	Notes Payable

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of February 29, 2020 is as follows:

	February 29, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$3,384	$5,000	$3,185
October 4, 2011	5,000	3,364	5,000	3,165
November 4, 2011	10,000	6,661	10,000	6,262
December 3, 2012	10,000	5,795	10,000	5,396
	$30,000	$19,204	$30,000	$18,008

6.	Convertible Note Payable

Five convertible notes payable are unsecured, bearing interest at 8% per annum, due on demand, and convertible into shares at the lenders’ option at a conversion price of $0.005 per share.

There was no value assigned to the conversion feature of these notes as the shares that would have been issued on conversion would not have been readily convertible into cash. The principal and interest owing as at February 29, 2020 is as follows:

	February 29, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
May 17, 2013	$10,000	$5,433	$10,000	$5,034
September 11, 2015	10,000	3,577	10,000	3,178
November 12, 2015	5,000	1,721	5,000	1,521
November 13, 2015	5,000	1,719	5,000	1,520
April 11, 2016	500	156	500	136
	$30,500	$12,606	$30,500	$11,389

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Two convertible notes payable bear interest at 8% per annum, are due on demand, and convertible at a conversion price of $0.5625 per share at the lender’s option.

One note for $20,000 was issued for which no value was assigned to the conversion feature as the shares that would have been issued on conversion would not have been readily convertible into cash.

	February 29, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
July 11, 2016	$20,000	$5,821	$20,000	$5,024

The other note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $400 was accreted and charged to interest during the six months ended February 29, 2020 ($800 for the six months ended February 28, 2019). At February 29, 2020, the unamortized discount was $14,668 (August 31, 2019 - $15,467).

	February 29, 2020		August 31, 2019
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$5,333	-	$4,533	-
Interest	-	$5,331	-	$4,533
Balance, convertible note payable, end of period	$5,333	$5,331	$4,533	$4,533

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

One convertible note payable bears interest at 10% per annum, is due on demand and convertible at a conversion price of $0.10 per share at the lender’s option.

There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	February 29, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
April 17, 2017	$20,000	$5,742	$20,000	$4,745

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.02 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	February 29, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
April 04, 2018	$25,000	$3,810	$25,000	$2,813

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.035 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance and, accordingly, no value has been assigned to the conversion feature.

	February 29, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
July 29, 2019	$3,500	$177	$3,500	$37

One convertible note payable bear interest at 8% per annum, is due on demand and convertible at a conversion price of $0.024 per share at the lender’s option. There was no beneficial conversion feature at the time of issuance, and accordingly, no value has been assigned to the conversion feature.

	February 29, 2020
Date of Issue	Principal	Interest
November 26, 2019	$25,000	$526

A summary of the value assigned to the convertible debt and accrued interest thereon is as noted below. All accrued interest is disclosed as accrued liabilities for financial statement purposes.

	February 29, 2020		August 31, 2019
Conversion price of notes into shares	Convertible debt	Interest	Convertible debt	Interest
$0.005	$30,500	$12,606	$30,500	$11,389
$0.5625	25,333	11,152	24,533	9,556
$0.10	20,000	5,742	20,000	4,745
$0.02	25,000	3,810	25,000	2,813
$0.035	3,500	177	3,500	37
$0.024	25,000	526	-	-
	$129,933	$34,013	$103,533	$28,540

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

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

There were no warrants or stock options outstanding as of February 29, 2020 or August 31, 2019.

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

Six-month Period Ended February 29, 2020 Compared to the Six-month Period Ended February 28, 2019.

Our net loss for the six-month period ended February 29, 2020 was $14,648 (2019: $14,524), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either six-month period in fiscal 2020 or 2019. The increase in expenses in the current fiscal year relate to an increase in interest expenses.

The weighted average number of shares outstanding was 10,800,000 for the six-month period ended February 29, 2020 and 10,800,000 for the six-month period ended February 28, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2020, our current assets were $7,727 compared to $2,001 in current assets at August 31, 2019. As at February 29, 2020, our current liabilities were $213,773 compared to $194,306 at August 31, 2019. Current liabilities at February 29, 2020 were comprised of $159,333 in notes payable and $575 in accounts payable and $53,865 in accrued liabilities.

Stockholders’ deficit increased from $191,304 as of August 31, 2019 to $206,046 as of February 28, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2020, net cash flows used in operating activities were $18,150 consisting of an adjusted net loss of $6,272 and $11,878 due to a decrease in accounts payable and accrued liabilities. For the six-month period ended February 28, 2019, net cash flows used in operating activities were $5,546.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the six-month period ended February 29, 2020, we generated $25,000 cash from financing activities from the issuance of a convertible promissory note. We generated $nil cash in the comparative period in fiscal 2019.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: April 14, 2020	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

