Form 10-K
period 2020-08-31
Globe Net Wireless Corp.
filed 2020-12-14
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

As of December 9, 2019, the registrant had 8,800,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.03, these non-affiliate shares have an aggregate market value of $264,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 9. 2019, the registrant had 10,800,000 shares of common stock with par value $0.001 issued and outstanding.

GNTW - Form 10-K - 2020	Page 2

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

GNTW - Form 10-K - 2020	Page 3

Description of Business

During the fiscal period ended August 31, 2020 Globe Net was engaged in the business of developing an open source application programming interface (API) ecosystems and the developmen to provide rural communities with high-speed internet connectivity at speeds equal or better than existing competing services. Subsequently, management decided to expand Globe Net focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

Plan of Operations

Our plan of operation is to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that these events can be successfully completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

General Business Plan

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

GNTW - Form 10-K - 2020	Page 4

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders.

In analyzing prospective business opportunities, we will consider such matters as:

(i)	available technical, financial and managerial resources;

(ii)	working capital and other financial requirements;

(iii)	history of operations, if any, and prospects for the future;

(iv)	nature of present and expected competition;

(v)	quality, experience and depth of management services;

(vi)	potential for further research, development or exploration;

(vii)	specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company;

(viii)	potential for growth or expansion;

(ix)	potential for profit;

(x)	public recognition and acceptance of products, services or trades;

(xi)	name identification; and

(xii)	other factors that we consider relevant.

As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our current directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or our controlling shareholder may sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

GNTW - Form 10-K - 2020	Page 5

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered a shell company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders. As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will:

(i)	require specific representations and warranties by all of the parties;

(ii)	specify certain events of default;

(iii)	detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing;

(iv)	outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants;

(v)	set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

GNTW - Form 10-K - 2020	Page 6

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Raw Materials

The raw materials for any of Globe Net’s potential technology acquisitions have yet to be determined.

Dependence on Major Customers

Globe Net has no customers.

Trademark and Licenses

Globe Net currently has no patents or trademarks; and Globe Net is not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Government Approvals and Regulations

Globe Net does not require government approval to develop or sell its technology in non-embargoed countries.

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

Item 3: Legal Proceedings

Globe net is not currently a party to any legal proceedings.

Item 4: Mine Safety Disclosures

Not applicable.

GNTW - Form 10-K - 2020	Page 7

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Globe Net’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended November 30, 2020. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
30 Nov 2020	$0.0268	$0.0130	Pink OTC Markets Inc.
31 Aug 2020	$0.0201	$0.0192	Pink OTC Markets Inc.
31 May 2020	$0.0364	$0.0135	Pink OTC Markets Inc.
29 Feb 2020	$0.0325	$0.0213	Pink OTC Markets Inc.
30 Nov 2019	$0.0449	$0.0213	Pink OTC Markets Inc.
31 Aug 2019	$0.0460	$0.0320	Pink OTC Markets Inc.
31 May 2019	$0.0534	$0.0411	Pink OTC Markets Inc.
28 Feb 2019	$0.0300	$0.0141	Pink OTC Markets Inc.
30 Nov 2018	$0.0267	$0.0201	Pink OTC Markets Inc.

Holders of Globe Net’s Common Stock

As of November 30, 2020, Globe Net had 13 registered holders of its common stock.

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

Penny Stock Rules

Trading in Globe Net’s Common Stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

GNTW - Form 10-K - 2020	Page 8

These rules require that any broker-dealer who recommends Globe Net’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Globe Net’s securities, which could severely limit their market price and liquidity of Globe Net’s securities. The application of the “penny stock” rules may affect your ability to resell Globe Net’s securities.

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

Results of Operations

Globe Net has not earned any revenue since its incorporation on September 4, 2009 to August 31, 2020. During the fiscal year ended August 31, 2020, Globe Net incurred net losses of $34,382 (2019: $33,827) consisting of $18,894 in general and administrative expenses (2019: $20,150), $15,488 in interest and amortized interest expense (2019: $13,677)

Globe Net has not attained profitable operations and is dependent upon obtaining financing to complete its proposed business plan. For these reasons Globe Net’s auditors believe that there is substantial doubt that Globe Net will be able to continue as a going concern.

Globe Net’s financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should Globe Net be unable to continue in operation.

Liquidity and Capital Resources

As of August 31, 2020, Globe Net’s current assets consisted of $2,223 in cash with total liabilities of $272,218, which consisted of convertible notes payable of $212,654, notes payable of $50,414, accounts payable and accrued liabilities of $9,150. Management expects Globe Net will require additional capital to meet its long term operating requirements. Management expects to raise additional capital through, among other things, the sale of equity or debt securities.

GNTW - Form 10-K - 2020	Page 9

Cash Flows from Operating Activities

Globe Net has not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2020, net cash flows used in operating activities were ($65,991) consisting of our net loss for the period, adjusted for payments for prepaid expenses and payment of accounts payable and accrued liabilities.

Cash Flows from Financing Activities

Globe Net has financed its operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2020, net cash from financing activities was $67,500.

Plan of Operation

Our plan of operations is to raise debt and, or, equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete these transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries; though no such opportunities have been identified at the time of this filing.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

GNTW - Form 10-K - 2020	Page 10

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the Company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

In addition, management anticipates incurring the following expenses during the next 12 month period:

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

Globe Net had no contingencies or long-term commitments at August 31, 2020.

Tabular Disclosure of Contractual Obligations

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Going Concern

The independent auditors’ report accompanying Globe Net’s August, 2020 and 2019 financial statements contain an explanatory paragraph expressing substantial doubt about Globe Net’s ability to continue as a going concern. The financial statements have been prepared assuming that Globe Net will continue as a going concern, which contemplates that it will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Globe Net is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

GNTW - Form 10-K - 2020	Page 11

Item 8: Financial Statements and Supplementary Data

GLOBE NET WIRELESS CORP.

Financial Statements

August 31, 2020

Stated in US Dollars

GNTW - Form 10-K - 2020	Page 12

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Director of

Globe Net Wireless Corp.:

Opinion on the financial statements

I have audited the accompanying balance sheets of Globe Net Wireless Corp. as of August 31, 2020 and 2019 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. As part of my audits I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

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

/s/ K. R. Margetson Ltd.

I have served as the Company’s auditor since 2010

Vancouver, Canada

December 14, 2020

K. R. MARGETSON LTD.	Chartered Accountants

GNTW - Form 10-K - 2020	F-1

GLOBE NET WIRELESS CORP.

BALANCE SHEETS

	August 31,	August 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$2,223	$714
Prepaid expenses	44,215	1,287
	46,438	2,001

Intangible assets, Net – Note 4	-	907

Total Assets	$46,438	$2,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Note 5	$9,150	$14,225
Notes and accrued interest payable – Notes 5 & 6	50,414	48,008
Convertible notes and accrued interest payable – Notes 5 & 7	212,654	132,073

Total Liabilities	272,218	194,306

STOCKHOLDERS’ DEFICIT
Common Stock - Note 8
Par Value:$0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	92,106	92,106
Deficit accumulated	(328,686)	(294,304)

Total Stockholders’ Deficit	(225,780)	(191,398)

Total Liabilities and Stockholders’ Deficit	$46,438	$2,908

Going concern – Note 2

Subsequent events – Note 10

GNTW - Form 10-K - 2020	F-2

GLOBE NET WIRELESS CORP.

STATEMENTS OF OPERATIONS

For the years ended August 31, 2020 and 2019

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2020	2019

EXPENSES

General and administrative expenses	$18,894	$20,150

Operating loss before interest	(18,894)	(20,150)
Interest	(13,888)	(12,077)
Amortized interest	(1,600)	(1,600)

Net loss and comprehensive loss	$(34,382)	$(33,827)

Loss per share of common stock
- Basic and diluted	$(0.003)	$(0.003)

Weighted average shares of common stock
- Basic and diluted	10,800,000	10,800,000

GNTW - Form 10-K - 2020	F-3

GLOBE NET WIRELESS CORP.

STATEMENT OF SHAREHOLDERS’ DEFICIT

For the Years Ended August 31, 2020 and August 31, 2019

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2019	10,800,000	$10,800	$92,106	$(294,304)	$(191,398)

Net loss and comprehensive loss	-	-	-	(34,382)	(34,382)

Balance, August 31, 2020	10,800,000	$10,800	$92,106	$(328,686)	$(225,780)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2018	10,800,000	$10,800	$92,106	$(260,477)	$(157,571)

Net loss and comprehensive loss	-	-	-	(33,827)	(33,827)

Balance, August 31, 2019	10,800,000	$10,800	$92,106	$(294,304)	$(191,398)

GNTW - Form 10-K - 2020	F-4

GLOBE NET WIRELESS CORP.

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2020 and 2019

	For the	For the
	year ended	year ended
	August 31,	August 31,
	2020	2019

Cash Flows from (used in) Operating Activities
Net Loss	$(34,382)	$(33,827)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	907	3,416
Interest on notes and convertible notes payable	13,887	12,077
Accretion on convertible notes payable	1,600	1,600
Increase (decrease) in operating assets and liabilities
Prepaid expense	(42,928)	982
Accounts payable	(5,075)	4,367

Net Cash used in Operating Activities	(65,991)	(11,385)

Cash Flows from Financing Activities

Proceeds from convertible notes issued	67,500	3,500
Net Cash provided by Financing Activities	67,500	3,500

Cash Flows used in Investment Activities
Intangible assets	-	-

Net Cash used in Investment Activities	-	-

Increase (Decrease) in Cash	1,509	(7,885)

Cash at Beginning of Year	714	8,599

Cash at End of Year	$2,223	$714

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-

GNTW - Form 10-K - 2020	F-5

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

1.	Organization and nature of operations

Globe Net Wireless Corp. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early development stage since its formation and has realized limited revenues from its planned operations. The Company has been engaged in the development of a telecommunication business to provide internet and related services to both consumers and businesses currently in under serviced or unserviced areas at real broadband speeds through the proprietary wireless technology it acquired. The Company has also engaged in the development of the TextPro Connect app and the BizPro app. These are utility services apps specifically designed for the mobile business market. Subsequent to the year-end, management decided to expand the Company’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

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

The Company has accumulated a deficit of $328,686 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Estimates include the expected life of intangible assets and the potential recovery of deferred tax assets.

GNTW - Form 10-K - 2020	F-6

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

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

Convertible debt

The Company accounts for convertible debt according to ASC 470, “Debt with Conversion and Other Options”. No portion of the proceeds is attributable to the conversion feature when there is no beneficial conversion feature (“BCF”), There is no BCF when the debt instrument is convertible into common stock at a specified price at the option of the holder and when the debt instrument is issued at a price not significantly in excess of the face amount. If there is a BCF, the conversion feature is determined by the intrinsic value of that feature and recording it as an addition to additional paid in capital. The difference between the proceeds and the conversion feature is then recorded as a liability and is charged to income using the effective interest rate.

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

GNTW - Form 10-K - 2020	F-7

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at August 31, 2020, the Company did not have assets or liabilities subject to fair value measurement.

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

GNTW - Form 10-K - 2020	F-8

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

4.	Intangible assets

Intangible assets represent payments made to third parties for the development of utility software applications (“apps”). The assets have been amortized over 3 years on a straight-line basis.

August 31, 2020				August 31, 2019
Item	Cost	Accumulated Amortization	Net	Costs	Accumulated Amortization	Net
Text Pro App	$8,333	$8,333	$-	$8,333	$7,638	$694
Biz Pro App	1,913	1,913	-	1,913	1,701	213
Total	$10,246	$10,246	$-	$10,246	$9,339	$907

5.	Change in comparative financial statement presentation

Effective for the year ended August 31, 2020, the Company allocated accrued interest on notes and convertible notes payable to the liability giving rise to the interest rather than including a total accrued interest in accrued liabilities as had been the case in previous years. For comparative purposes, the accrued interest of $46,548, included in accrued liabilities as at August 31, 2019, has been allocated as follows: $18,008 to Notes payable and $28,540 to Convertible notes payable.

6.	Notes and interest payable

here are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of August 31, 2020:

	August 31, 2020		August 31, 2019
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$3,586	$5,000	$3,185
October 4, 2011	5,000	3,566	5,000	3,165
November 4, 2011	10,000	7,064	10,000	6,262
December 3, 2012	10,000	6,198	10,000	5,396
	$30,000	$20,414	$30,000	$18,008

GNTW - Form 10-K - 2020	F-9

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

7.	Convertible notes and interest payable

All convertible notes payable are unsecured and due on demand. Except as noted below, no amount was allocated to the conversion feature as, at the time of issue, there was no beneficial conversion feature or the note could not readily be converted into cash. A summary of convertible notes and interest outstanding is as follows:

Face Value	Conversion Rate	Interest rate	Accrued Interest	Carrying Value	Aug 31 2020 Total	Aug 31 2019 Total
$20,000	$0.100	10%	$6,751	$20,000	$26,751	$24,745
$20,000	$0.5625	8%	6,627	20,000	26,627	25,024
$20,000	$0.5625	8%	6,137	6,133	12,270	9,066	(a)
$3,500	$0.035	8%	317	3,500	3,817	3,537
$25,000	$0.020	8%	4,819	25,000	29,819	27,813
$25,000	$0.024	8%	1,534	25,000	26,534	-
$30,500	$0.005	8%	13,836	30,500	44,336	41,888
$25,000	$0.020	-	-	25,000	25,000	-
$17,500	$0.017	-	-	17,500	17,500	-
$186,500			$40,021	$172,633	$212,654	$132,073

(a) This note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,600 was accreted and charged to interest during the year ended August 31, 2020 ($1,600 for the year ended August 31, 2019). At August 31, 2020, the unamortized discount was $13,867 (August 31, 2019 - $15,467).

	August 31, 2020		August 31, 2019
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$6,133	-	$4,533	-
Interest	-	$6,137	-	$4,533
Balance, convertible note payable, end of period	$6,133	$6,137	$4,533	$4,533

8.	Common stock

There were no changes to the number of common shares issued and outstanding in either of the years ended August 31, 2020 or 2019.

There were no warrants or stock options outstanding as of August 31, 2020 or August 31, 2019.

GNTW - Form 10-K - 2020	F-10

GLOBE NET WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

9.	Income Tax

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	For the year Ended
	August 31, 2020	August 31, 2019

Net loss for the year	$(34,382)	$(33,827)
Statutory and effective tax rate	21%	21%

Income tax expense (recovery) at the effective rate	$(7,200)	$(7,100)
Change in statutory rates and other	-	12,300
Permanent differences	300	300
Change in unrecognized deductible temporary
differences	6,900	(5,500)
Income tax recovery and income taxes recoverable	$-	$-

As at August 31, 2020, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes:	August 31, 2020	August 31, 2019

Deferred income tax assets	$68,400	$61,500
Valuation allowance	(68,400)	61,500)
Deferred tax asset	$-	$-

The Company has accumulated non-capital tax losses of $325,753. Under normal circumstances $260,744 of the losses will expire in the years 2032 – 2038. The balance of $65,009 has no expiry date.

10.	Subsequent Events

Subsequent to August 31, 2020, the Company entered into a $20,000 promissory note whereby the Principal, in whole or portion thereof, may be convertible to capital stock of the Company at $0.017 for each one share of the Company’s common stock. The note is due on demand and bears an interest rate of nil% per annum.

GNTW - Form 10-K - 2020	F-11

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

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Globe Net’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, August 31, 2020. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Globe Net in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Globe Net’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, management concluded that Globe Net’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that Globe Net files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Globe Net’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GNTW - Form 10-K - 2020	Page 13

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

Based on Globe Net’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Globe Net’s internal controls over financial reporting were not effective as of August 31, 2020 and were subject to material weaknesses.

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

2. Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

GNTW - Form 10-K - 2020	Page 14

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended August 31, 2020, Globe Net’s internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

(a) Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Gustavo Americo Folcarelli
Age: 53	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer,and member of the Board of Directors.

Biographical Information and Background of Officer and Director

Gustavo Americo Folcarelli (53 years old) has been the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Globe Net since August 2016. Mr. Folcarelli holds a Bachelor of Commerce (Honors) degree from Ryerson University. Mr. Folcarelli has worked as a senior manager for several companies including Toshiba and Harry Rosen, where he was involved with the development and implementation of sales and marketing programs. Mr. Folcarelli was a founding partner in an Italian designer clothing outlet called Le Firme Inc. which expanded from one physical location to five as well as a developing a successful online store. From 2005 to present, Mr. Folcarelli has operated a private company, Current Real Estate Management and Development, in Priverno, Latina, Italy, which develops real estate properties in Italy. Mr. Folcarelli is responsible for changing the designation of use of the properties from non-commercial/agricultural to multi-use dwelling designation, presenting building plans and obtaining permits to build, then develop and the properties and manage and sell the built units.

GNTW - Form 10-K - 2020	Page 15

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

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Globe Net has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

GNTW - Form 10-K - 2020	Page 16

any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Globe Net to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Globe Net. Based solely on Globe Net’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2020 were met, with the exception of the following: (1) Ku Wai Li failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Gustavo Americo Folcarelli failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities, and a Schedule 13D.

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

GNTW - Form 10-K - 2020	Page 17

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

As of August 31, 2020, Globe Net did not have a written audit committee charter or similar document.

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

Globe Net has paid no compensation to its named executive officers during its fiscal year ended August 31, 2020.

GNTW - Form 10-K - 2020	Page 18

Summary compensation table

Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gustavo Americo Folcarelli	2018	nil	nil	nil	nil	nil	nil	nil	nil
President, CEO, and CFO	2019	nil	nil	nil	nil	nil	nil	nil	nil
August 2016 - present	2020	nil	nil	nil	nil	nil	nil	nil	nil

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

[2] Based on 10,800,000 common shares issued and outstanding as of November 30, 2020.

GNTW - Form 10-K - 2020	Page 19

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Gustavo Americo Folcarelli 2302-3 Pacific Plaza 410 Des Voeux Road West Hong Kong, China	2,000,000	18.5%

common shares	Directors and Executive Officers (as a group)	2,000,000	18.5%

[1] Based on 10,800,000 common shares issued and outstanding as of November 30, 2020.

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

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Globe Net.

GNTW - Form 10-K - 2020	Page 20

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

GNTW - Form 10-K - 2020	Page 21

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended August 31, 2020 and 2019, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for professional services rendered for the audit of our annual consolidated financial statements were:

2020	$6,000
2019	$6,000

Audit Related Fees

For the years ended August 31, 2020 and 2019, the aggregate fees billed for assurance and related services by KR Margetson Ltd., Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was:

2020	$2,000
2019	$2,000

Tax Fees

For the years ended August 31, 2020 and 2019, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2020	Nil
2019	Nil

All Other Fees

For the years ended August 31, 2020 and 2019, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for other non-audit professional services, other than those services listed above, totaled:

2020	Nil
2019	Nil

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

GNTW - Form 10-K - 2020	Page 22

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Globe Net for the fiscal year ended August 31, 2020, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

GNTW - Form 10-K - 2020	Page 23

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant Globe Net Wireless Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Globe Net Wireless Corp.

Dated: December 14, 2020	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Globe Net Wireless Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Gustavo Americo Folcarelli	President, Chief Executive Officer,	December 14, 2020
Gustavo Americo Folcarelli	Principal Executive Officer, Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer Member of the Board of Directors

GNTW - Form 10-K - 2020	Page 24