Form 10-Q
period 2020-11-30
Globe Net Wireless Corp.
filed 2021-01-20
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock	GNTW	OTC Pinks

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of January 15, 2021.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

November 30, 2020

Stated in US Dollars

(Unaudited)

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2020	2020

ASSETS

CURRENT ASSETS
Cash	$2,205	$2,223
Prepaid expenses	73,465	44,215

Total Assets	$75,670	$46,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,574	$9,150
Notes and accrued interest payable – Note 5	51,012	50,414
Convertible notes and accrued interest payable – Note 6	246,027	212,654

Total Liabilities	307,613	272,218

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7
Par Value: $0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	92,106	92,106
Deficit accumulated	(334,849)	(328,686)

Total Stockholders’ Deficit	(231,943)	(225,780)

Total Liabilities and Stockholders’ Deficit	$75,670	$46,438

Going concern – Note 2

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2020 and 2019

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30,	November 30,
	2020	2019

EXPENSES

General and administrative expenses	$2,193	$3,079

Operating loss before interest	(2,193)	(3,079)
Interest	(3,570)	(3,099)
Amortized interest	(400)	(400)

Net loss and comprehensive loss	$(6,163)	$(6,578)

Loss per share of common stock
- Basic and diluted	$(0.0006)	$(0.0006)

Weighted average shares of common stock
- Basic and diluted	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended November 30, 2020 and November 30, 2019

(Unaudited)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2020	10,800,000	$10,800	$92,106	$(328,686)	$(225,780)

Net loss and comprehensive loss	-	-	-	(6,163)	(6,163)

Balance, November 30, 2020	10,800,000	$10,800	$92,106	$(334,849)	$(231,943)

	Common stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance, August 31, 2019	10,800,000	$10,800	$92,106	$(294,304)	$(191,398)

Net loss and comprehensive loss	-	-	-	(6,578)	(6,578)

Balance, November 30, 2019	10,800,000	$10,800	$92,106	$(300,882)	$(197,976)

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, 2020 and 2019

(Unaudited)

	For the three	For the three
	months ended	months ended
	November 30,	November 30,
	2020	2019

Cash Flows from (used in) Operating Activities
Net Loss	$(6,163)	$(6,578)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	-	854
Interest on notes and convertible notes payable	3,570	3,099
Accretion on convertible notes payable	400	400
Increase (decrease) in operating assets and liabilities
Prepaid expense	(29,250)	562
Accounts payable and accrued liabilities	1,425	(4,928)

Net Cash used in Operating Activities	(30,018)	(6,591)

Cash Flows from Financing Activities

Proceeds from convertible notes issued	30,000	25,000
Net Cash provided by Financing Activities	30,000	25,000

Cash Flows used in Investment Activities
Intangible assets	-	-

Net Cash used in Investment Activities	-	-

Increase (Decrease) in Cash	(18)	18,409

Cash at Beginning of Year	2,223	714

Cash at End of Year	$2,205	$19,123

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2020

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

The Company has accumulated a deficit of $334,849 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2020 annual financial statements. Operating results for the three months period ended November 30, 2020 are not necessarily indicative of the results that can be expected for the year ended August 31, 2021.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2020.

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

Intangible assets represent payments made to third parties for the development of utility software applications (“apps”). The assets have been amortized over 3 years on a straight-line basis. As of August 31, 2020, the assets have been fully amortized.

	August 31, 2020
Item	Cost	Accumulated Amortization	Net
Text Pro App	$8,333	$8,333	$-
Biz Pro App	1,913	1,913	-
Total	$10,246	$10,246	$-

5.	Notes and interest payable

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of November 30, 2020 and as of August 31, 2020:

	November 30, 2020		August 31, 2020
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$3,685	$5,000	$3,586
October 4, 2011	5,000	3,666	5,000	3,566
November 4, 2011	10,000	7,263	10,000	7,064
December 3, 2012	10,000	6,398	10,000	6,198
	$30,000	$21,012	$30,000	$20,414

6.	Convertible notes and interest payable

All convertible notes payable are unsecured and due on demand. Except as noted below, no amount was allocated to the conversion feature as, at the time of issue, there was no beneficial conversion feature or the note could not readily be converted into cash. A summary of convertible notes and interest outstanding is as follows:

Face Value	Conversion Rate	Interest rate	Accrued Interest	Carrying Value	Nov 30 2020 Total	Aug 31 2020 Total
$20,000	$0.100	10%	$7,249	$20,000	$27,249	$26,751
$20,000	$0.5625	8%	7,027	20,000	27,027	26,627
$20,000	$0.5625	8%	6,536	6,533	13,069	12,270	(a)
$3,500	$0.035	8%	388	3,500	3,888	3,817
$25,000	$0.020	8%	5,317	25,000	30,317	29,819
$25,000	$0.024	8%	2,033	25,000	27,033	26,534
$30,500	$0.005	8%	14,444	30,500	44,944	44,336
$25,000	$0.020	-	-	25,000	25,000	25,000
$47,500	$0.017	-	-	47,500	47,500	17,500
$216,500			$42,994	$203,033	$246,027	$212,654

(a) This note for $20,000 was issued on October 31, 2016, when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,600 was accreted and charged to interest during the year ended August 31, 2020 ($1,600 for the year ended August 31, 2019). At November 30, 2020, the unamortized discount was $13,467 (August 31, 2020 - $13,867).

	November 30, 2020		August 31, 2020
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$6,533	-	$6,133	-
Interest	-	$6,536	-	$6,137
Balance, convertible note payable, end of period	$6,533	$6,536	$6,133	$6,137

7.	Common stock

There were no changes to the number of common shares issued and outstanding as at November 30, 2020 and as of the year ended August 31, 2020.

There were no warrants or stock options outstanding as of November 30, 2020 and as of August 31, 2020.

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

Three-month Period Ended November 30, 2020 Compared to the Three-month Period Ended November 30, 2019.

Our net loss for the three-month period ended November 30, 2020 was $6,163 (2019: $6,578), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either three-month period in fiscal 2020 or 2019. The decrease in general and administrative expenses in the current fiscal year relate to a reduction in amortization and corporate regulation expenses when compared to the previous year.

The weighted average number of shares outstanding was 10,800,000 for the three-month period ended November 30, 2020 and 10,800,000 for the three-month period ended November 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2020, our current assets were $75,670 compared to $46,438 in current assets at August 31, 2020. As at November 30, 2020, our current liabilities were $307,613 compared to $272,218 at August 31, 2020. Current liabilities at November 30, 2020 were comprised of $246,027 in convertible notes and interest payable, $51,012 in notes and accrued interest payable and $10,574 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $225,780 as of August 31, 2020 to $231,943 as of November 30, 2020.

2

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2020, net cash used in operating activities was $30,018, consisting of an adjusted net loss of $6,163, less adjustments for non-cash items of $3,570 interest on notes payable, $3,570 interest on notes and convertible notes payable and $400 on debt accretion. Adjustments for changes in operating assets and liabilities was an increase in prepaid expenses of $29,250, an increase in accounts payable and accrued liabilities of $1,425. For the three-month period ended November 30, 2019, net cash flows used in operating activities were $6,591.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or issuance of notes payable. For the three-month period ended November 30, 2020, we had $30,000 cash from issuing notes. We generated 25,000 cash from financing activities for the comparative period in fiscal 2019 which also arose from issuing notes payable.

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

GOING CONCERN

The independent auditors’ report accompanying our August 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CHANGE IN ACCOUNTING POLICY

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.

3

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

4

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBE NET WIRELESS CORP.

Dated: January 20, 2021	By:	/s/ Gustavo Americo Folcarelli
Gustavo Americo Folcarelli, President and Chief Executive Officer and Chief Financial Officer

6