Form 10-Q
period 2021-02-28
Globe Net Wireless Corp.
filed 2021-04-15
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

10,800,000 shares of common stock, $0.001 par value, issued and outstanding as of April 14, 2021.

GLOBE NET WIRELESS CORP.

Interim Condensed Financial Statements

February 28, 2021

Stated in US Dollars

2

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED BALANCE SHEETS

(Unaudited)

	February 28, 2021	August 31, 2020

ASSETS

CURRENT ASSETS
Cash	$272	$2,223
Prepaid expenses	72,715	44,215

Total Assets	$72,987	$46,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,282	$9,150
Notes and accrued interest payable – Note 5	51,604	50,414
Convertible notes and accrued interest payable – Note 6	253,490	212,654

Total Liabilities	307,376	272,218

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7
Par Value: $0.001
Authorized 200,000,000 shares
Issued 10,800,000 shares	10,800	10,800
Additional paid in capital	98,282	92,106
Deficit accumulated	(343,471)	(328,686)

Total Stockholders’ Deficit	(234,389)	(225,780)

Total Liabilities and Stockholders’ Deficit	$72,987	$46,438

Going concern – Note 2

The accompanying notes are an integral part of the financial statements.

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2021 and February 29, 2020

(Unaudited)

	For the three months ended February 28, 2021	For the three months ended February 29, 2020	For the six months ended February 28, 2021	For the six months ended February 29, 2020

EXPENSES

General and administrative expenses	$4,390	$4,100	$6,583	$7,179

Operating loss before interest	(4,390)	(4,100)	(6,583)	(7,179)
Interest	(3,531)	(3,570)	(7,101)	(6,669)
Amortized interest	(701)	(400)	(1,101)	(800)

Net loss and comprehensive loss	$(8,622)	$(8,070)	$(14,785)	$(14,648)

Loss per share of common stock
-Basic and diluted	$(0.0008)	$(0.0007)	$(0.0014)	$(0.0013)

Weighted average shares of common stock
-Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

The accompanying notes are an integral part of the financial statements.

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

For the Six Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Common stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total

Balance, August 31, 2020	10,800,000	$10,800	$92,106	$(328,686)	$(225,780)

Net loss and comprehensive loss	–	–	–	(6,163)	(6,163)

Balance, November 30, 2020	10,800,000	10,800	92,106	(334,849)	(231,943)

Equity portion on convertible debt issued	–	–	6,176	–	6,176
Net loss and comprehensive loss	–	–	–	(8,622)	(8,622)

Balance, February 28, 2021	10,800,000	$10,800	$98,282	$(343,471)	$(234,389)

	Common stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total

Balance, August 31, 2019	10,800,000	$10,800	$92,106	$(294,304)	$(191,398)

Net loss and comprehensive loss	–	–	–	(6,578)	(6,578)

Balance, November 30, 2019	10,800,000	10,800	92,106	(300,882)	(197,976)

Net loss and comprehensive loss	–	–	–	(8,070)	(8,070)

Balance, February 29, 2020	10,800,000	$10,800	$92,106	$(308,952)	$(206,046)

The accompanying notes are an integral part of the financial statements.

GLOBE NET WIRELESS CORP.

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	For the six months ended February 28, 2021	For the six months ended February 29, 2020

Cash Flows from (used in) Operating Activities
Net Loss	$(14,785)	$(14,648)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	–	907
Interest on notes and convertible notes payable	7,101	6,669
Accretion on convertible notes payable	1,101	800
Increase (decrease) in operating assets and liabilities
Prepaid expense	(28,500)	1,124
Accounts payable	332	(6,150)
Accrued liabilities	(7,200)	(6,750)

Net Cash used in Operating Activities	(41,951)	(18,150)

Cash Flows from Financing Activities

Proceeds from convertible notes issued	40,000	25,000
Net Cash provided by Financing Activities	40,000	25,000

Cash Flows used in Investment Activities
Intangible assets	–	–

Net Cash used in Investment Activities	–	–

Increase (Decrease) in Cash	(1,951)	6,850

Cash at Beginning of Year	2,223	714

Cash at End of Year	$272	$7,564

Supplemental cash flow information
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of the financial statements.

GLOBE NET WIRELESS CORP.

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2021

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

The Company has accumulated a deficit of $343,235 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s August 31, 2020 annual financial statements. Operating results for the six months period ended February 28, 2021 are not necessarily indicative of the results that can be expected for the year ended August 31, 2021.

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

There are four notes payable that are unsecured, bear interest at 8% per annum and are due on demand. Interest has not been paid and is classified with accrued liabilities for financial statement purposes. The principal and interest owing as of February 28, 2021 and as of August 31, 2020:

	February 28, 2021		August 31, 2020
Date of Issue	Principal	Interest	Principal	Interest
September 16, 2011	$5,000	$3,784	$5,000	$3,586
October 4, 2011	5,000	3,764	5,000	3,566
November 4, 2011	10,000	7,461	10,000	7,064
December 3, 2012	10,000	6,595	10,000	6,198
	$30,000	$21,604	$30,000	$20,414

6.	Convertible notes and interest payable

All convertible notes payable are unsecured and due on demand. Except as noted below, no amount was allocated to the conversion feature as, at the time of issue, there was no beneficial conversion feature or the note could not readily be converted into cash. A summary of convertible notes and interest outstanding is as follows:

Face Value	Conversion Rate	Interest rate	Accrued Interest	Carrying Value	Feb 28 2021 Total	Aug 31 2020 Total
$20,000	$0.100	10%	$7,742	$20,000	$27,742	$26,751
$20,000	$0.5625	8%	7,422	20,000	27,422	26,627
$20,000	$0.5625	8%	6,930	6,932	13,862	12,270	(a)
$3,500	$0.035	8%	457	3,500	3,957	3,817
$25,000	$0.020	8%	5,810	25,000	30,810	29,819
$25,000	$0.024	8%	2,526	25,000	27,526	26,534
$30,500	$0.005	8%	15,046	30,500	45,546	44,336
$25,000	$0.020	-	-	25,000	25,000	25,000
$47,500	$0.017	-	-	47,500	47,500	17,500
$10,000	$0.017	-	-0	4,125	4,125	-	(b)
$226,500			$45,933	$204,050	$253,490	$212,654

a)	This note for $20,000 was issued on October 31, 2016 when the market price per share was $1.48. The conversion feature was valued at $20,000. $1,600 was accreted and charged to interest during the year ended August 31, 2020 ($1,600 for the year ended August 31, 2019). At February 28, 2021, the unamortized discount was $13,068 (August 31, 2020 - $13,867).

	February 28, 2021		August 31, 2020
	Principal	Interest	Principal	Interest
Proceeds on issue	$20,000	-	$20,000	-
Value assigned to conversion feature	20,000	-	20,000	-
Value of convertible note payable at issuance	-	-	-	-
Accretion charges	$6,933	-	$6,133	-
Interest	-	$6,930	-	$6,137
Balance, convertible note payable, end of period	$6,933	$6,930	$6,133	$6,137

b)	This note for $10,000 was issued on January 20, 2021 when the market price per share was $0.0275. The conversion feature was valued at $6,176. At February 28, 2021, the unamortized discount was $5,875.

February 28, 2021
Principal
Proceeds on issue	$10,000
Value assigned to conversion feature	6,176
Value of convertible note payable at issuance	3,824
Accretion charges	$301
Interest	-
Balance, convertible note payable, end of period	$4,125

7.	Common stock

There were no changes to the number of common shares issued and outstanding as at February 28, 2021 and as of the year ended August 31, 2020.

There were no warrants or stock options outstanding as of February 28, 2021 and as of August 31, 2020.

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

Six-month Period Ended February 28, 2021 Compared to the Six-month Period Ended February 29, 2020.

Our net loss for the six-month period ended February 28, 2021 was $14,785 (2020: $14,648), which consisted of general and administration expenses and interest on notes payable. We did not generate any revenue during either six-month period in fiscal 2021 or 2020. The increase in expenses in the current fiscal year relate to an increase in interest expenses.

The weighted average number of shares outstanding was 10,800,000 for the six-month period ended February 28, 2021 and 10,800,000 for the six-month period ended February 29, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2021, our current assets were $72,987 compared to $46,438 in current assets at August 31, 2020. As at February 28, 2021, our current liabilities were $307,376 compared to $272,218 at August 31, 2020. Current liabilities at February 28, 2021 were comprised of $253,490 in convertible notes and interest payable, $51,604 in notes and accrued interest payable and $2,282 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $272,218 as of August 31, 2020 to $307,376 as of February 28, 2021.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2021, net cash flows used in operating activities were $41,951 consisting of an adjusted net loss of $14,785 and $7,101 interest on notes and convertible notes payable and $1,101 on debt accretion. Adjustments for changes in operating assets and liabilities were due to an increase in prepaid expenses of $28,500. For the three-month period ended February 29, 2020, net cash flows used in operating activities were $14,648.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the six-month period ended February 28, 2021, we generated $40,000 cash from financing activities from the issuance of a convertible promissory note. We generated $25,000 cash in the comparative period in fiscal 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBE NET WIRELESS CORP.

Dated: April 14, 2021	By:	/s/ Kirk Reed
Kirk Reed, President and Chief Executive Officer and Chief Financial Officer

