Form 10-Q
period 2021-09-30
Stemtech Corp
filed 2021-11-19
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-172172

Globe Net Wireless Corp.

(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10370 USA Today Way

Miramar, Fla 33025

(Address of principal executive offices) (Zip Code)

(954) 715-6000

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNTW	OTCPK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 44,509,907 shares of common stock, $0.001 par value, issued and outstanding as of November 19th, 2021

GLOBE NET WIRELESS CORP.

FORM 10-Q

SEPTEMBER 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	the size and growth of the potential markets for our products and the ability to serve those markets;

●	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

●	the rate and degree of market acceptance of any of our products;

●	our expectations regarding competition;

●	our anticipated growth strategies;

●	our ability to attract or retain key personnel;

●	our ability to establish and maintain development partnerships;

●	regulatory developments in the U.S. and foreign countries, especially those related to change in, and enforcement of, cannabis laws;

●	our ability to obtain and maintain intellectual property protection for our products; and

●	the anticipated trends and challenges in our business and the market in which we operate.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended August 31, 2020 (filed on December 14th, 2020) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBE NET WIRELESS CORP.

Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,598,143	$133,065
Accounts receivable, net	12,136	25,822
Inventory, net	158,730	198,627
Prepaid expenses and other current assets	372,125	215,586
TOTAL CURRENT ASSETS	2,141,134	573,100

PROPERTY AND EQUIPMENT
Property and equipment, net	269,740	243,336
Less: accumulated depreciation	(231,956)	(189,112)
Furniture and fixtures, net	37,784	54,224
OTHER ASSETS
Intangible assets, net	3,509,603	3,816,086
Other long term assets	8,053	8,053
Long term deposits	44,043	18,874
Operating lease right-of-use assets - net	68,409	71,775
Goodwill	467,409	467,409
Total other assets	4,097,517	4,382,197
TOTAL ASSETS	$6,276,435	$5,009,521

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,743,502	$2,420,217
Accrued payroll	402,137	401,028
Operating lease liabilities - current	73,271	75,651
Notes payable, net of discount	657,452	759,805
Notes payable—related parties	-	35,000
Common stock payable	363,479	-
Derivative liabilities	2,096,424	-
Other liabilities	125,594	31,686
TOTAL CURRENT LIABILITIES	6,461,859	3,723,387

LONG TERM LIABILITIES
Notes payable - long term	276,106	18,138
Derivative liabilities - long term	3,971,305	-
TOTAL LONG TERM LIABILITIES	4,247,411	18,138
TOTAL LIABILITIES	10,709,270	3,741,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 200,000,000 shares authorized; 38,448,240 and 34,256,497 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	38,448	101,199
Additional paid in capital	9,101,993	8,202,610
Accumulated deficit	(12,246,812)	(6,008,855)
Non-controlling interest	(641,205)	(616,208)
Accumulated other comprehensive income	(685,259)	(410,750)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	(4,432,835)	1,267,996
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,276,435	$5,009,521

See accompanying notes to consolidated financial statements.

GLOBE NET WIRELESS CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ending September 30,		For the nine months ending September 30,
	2021	2020	2021	2020

NET SALES	$907,854	$1,059,453	$3,008,727	$3,210,738

Cost of goods sold	126,980	180,124	575,740	478,830
Freight-in	(548)	3,470	-	10,999
TOTAL COST OF GOODS SOLD	126,432	183,594	575,740	489,829
GROSS PROFIT	781,422	875,859	2,432,987	2,720,909

COST OF OPERATIONS
Commissions	133,492	258,064	375,074	826,364
Selling and marketing	93,316	133,359	304,276	382,425
General and administrative	1,290,374	229,472	3,142,700	2,086,029
TOTAL OPERATING EXPENSES	1,517,182	620,895	3,822,050	3,294,818

LOSS FROM OPERATIONS	(735,760)	254,964	(1,389,063)	(573,909)

OTHER INCOME (EXPENSE):
Other expenses, net	28,479	970	(38,930)	(29,409)
Interest expense	(7,322,599)	(26,654)	(7,545,189)	(91,889)
Change in fair value of derivative liabilities	2,710,228	-	2,710,228	-
Loss on disposal of assets	-	-	-	(105,709)
TOTAL OTHER EXPENSE	(4,583,892)	(25,684)	(4,873,891)	(227,007)

INCOME (LOSS) BEFORE INCOME TAXES	(5,319,652)	229,280	(6,262,954)	(800,916)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(5,319,652)	$229,280	$(6,262,954)	$(800,916)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10,262)	41,868	(24,997)	(767,948)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(5,309,390)	$187,412	$(6,237,957)	$(32,968)

Net income (loss) per common share
Basic	$(0.28)	$0.02	$(0.47)	$(0.00)
Diluted	$(0.28)	$0.02	$(0.47)	$(0.00)

Shares used to compute loss per share
Basic	19,103,079	9,457,153	13,259,899	9,345,046
Diluted	19,103,079	9,457,153	13,259,899	9,345,046

Comprehensive loss
Net loss	$(5,309,390)	$187,412	$(6,237,957)	$(32,968)
Change in foreign currency translation adjustments	(477,992)	(25,313)	(274,509)	(23,590)
Comprehensive loss available to common stockholders	$(5,787,382)	$162,099	$(6,512,466)	$(56,558)

See accompanying notes to consolidated financial statements.

GLOBE NET WIRELESS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	controlling Interest	Stockholders’ Equity
Balance at December 31, 2019	540,000	540	102,366	(300,882)	-	(197,976)	-	(197,976)
Effect of reverse merger transaction with Stemtech Corporation	30,937,384	30,937	7,719,463	(4,791,276)	(412,473)	2,546,651	194,753	2,741,404
Stock based compensation	1,434,067	1,434	208,566	-	-	210,000	-	210,000
Stock issued for services	1,953,062	1,953	284,047	-	-	286,000	-	286,000
Cancellation of shares	(737,520)	(738)	(107,262)	-	-	(108,000)	-	(108,000)
Non-controlling interest	-	-	-	-	-	-	(767,948)	(767,948)
Foreign currency translation adjustment	-	-	-	-	(23,590)	(23,590)	-	(23,590)
Net loss	-	-	-	(32,968)	-	(32,968)	-	(32,968)
Balance at September 30, 2020	34,126,993	34,127	8,207,179	(5,125,126)	(436,063)	2,680,117	(573,195)	2,106,922

Balance at June 30, 2020	540,000	540	102,366	(300,882)	-	(197,976)	-	(197,976)
Effect of reverse merger transaction with Stemtech Corporation	31,053,475	31,053	7,736,347	(5,011,656)	(289,204)	2,466,540	(615,063)	1,851,477
Stock based compensation	580,456	580	84,420	-	-	85,000	-	85,000
Stock issued for services	1,953,062	1,953	284,047	-	-	286,000	-	286,000
Non-controlling interest	-	-	-	-	-	-	41,868	41,868
Foreign currency translation adjustment	-	-	-	-	(146,859)	(146,859)	-	(146,859)
Net loss	-	-	-	187,412	-	187,412	-	187,412
Balance at September 30, 2020	34,126,993	34,127	8,207,179	(5,125,126)	(436,063)	2,680,117	(573,195)	2,106,922

	Common Stock		Additional		Accumulated Other		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	controlling Interest	Stockholders’ Deficit
Balance at December 31, 2020	540,000	540	102,366	(334,849)	-	(231,943)	-	(231,943)
Stock based compensation	1,854,979	1,855	382,149	-	-	384,004	-	384,004
Stock issued for services	1,652,591	1,653	240,347	-	-	242,000	-	242,000
Stock issued as debt discount	154,173	154	462,365	-	-	462,519	-	462,519
Effect of reverse merger transaction with Stemtech Corporation	34,246,497	34,246	7,914,766	(5,674,006)	(410,750)	1,864,256	(616,208)	1,248,048
Non-controlling interest	-	-	-	-	-	-	(24,997)	(24,997)
Foreign currency translation adjustment	-	-	-	-	(274,509)	(274,509)	-	(274,509)
Net loss	-	-	-	(6,237,957)	-	(6,237,957)	-	(6,237,957)
Balance at September 30, 2021	38,448,240	38,448	9,101,993	(12,246,812)	(685,259)	(3,791,630)	(641,205)	(4,432,835)

Balance at June 30, 2021	540,000	540	153,542	(402,009)	-	(247,927)	-	(247,927)
Stock based compensation	1,001,367	1,001	257,999	-	-	259,000	-	259,000
Stock issued as debt discount	154,173	154	462,364	-	-	462,518	-	462,518
Effect of reverse merger transaction with Stemtech Corporation	36,752,700	36,753	8,228,088	(6,535,413)	(207,267)	1,522,161	(630,943)	891,218
Non-controlling interest	-	-	-	-	-	-	(10,262)	(10,262)
Foreign currency translation adjustment	-	-	-	-	(477,992)	(477,992)	-	(477,992)
Net loss	-	-	-	(5,309,390)	-	(5,309,390)	-	(5,309,390)
Balance at September 30, 2021	38,448,240	38,448	9,101,993	(12,246,812)	(685,259)	(3,791,630)	(641,205)	(4,432,835)

See accompanying notes to consolidated financial statements.

GLOBE NET WIRELESS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ending September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(6,262,954)	$(800,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,230	422,165
Stock compensation expense	626,004	-
Amortization of debt discount	138,897	(11,449)
Amortization of right of use asset	3,366	116,143
Change in fair value of derivative liabilities	(2,710,228)	-
Non-cash interest expense from issuance on debt (derivative)	7,179,831	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,686	37,401
Inventory	39,897	145,741
Prepaid expenses and other current assets	(42,092)	22,671
Accounts payable and accrued expenses	256,194	75,584
Accrued payroll	1,109	(32,767)
Other assets, net	-	(6,810)
Long term deposits	(25,169)	(9,075)
Operating lease liabilities	(2,380)	(109,144)
Other liabilities	93,908	27,346
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(365,701)	(123,110)

INVESTING ACTIVITIES
Purchase of property and equipment	878	(1,825)
NET CASH USED IN INVESTING ACTIVITIES	878	(1,825)

FINANCING ACTIVITIES
Proceeds from note payable	2,638,615	-
Cash received in recapitalization transaction	693	-
Repayment of note payable	(534,898)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,104,410	-

Effects of currency translation on cash and cash equivalents	203,483	123,269

Net increase (decrease) in cash and cash equivalents	1,465,078	(141,715)
Cash and cash equivalents, beginning of period	133,065	250,255
Cash and cash equivalents, end of period	$1,598,143	$108,540

Supplemental Disclosure of Cash Flow Information
Shares issued as debt discount	$462,519	-

See accompanying notes to consolidated financial statements.

GLOBE NET WIRELESS CORP.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Globe Net Wireless Corp. and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. (“Globe Net” or “GNTW”). Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, DermaStem®, DermaStem Lift, OraStem® (Oral Health Care), and D-Fuze™.

On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger is accounted for as a reverse acquisition and capitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end date from August to December.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its eight (8) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech Canada, Inc. (Canada)
3.	Stemtech Health Sciences S. de R.L. de C.V. (Mexico)
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
5.	Stemtech Malaysia Holdings Sdn. Bhd. (Malaysia)
6.	Stemtech Malaysia Sdn. Bhd. (Malaysia)
7.	Stemtech Taiwan Holding, Inc. (U.S.A.)
8.	Tecrecel S.A. (Ecuador)

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as found in the Company’s audited financial statements on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2021.

Note 2 — Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $12.2 million and a working capital deficiency of approximately $1.9 million at September 30, 2021. The Company has funded its activities to date almost exclusively from debt and equity financings. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of September 30, 2021. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory comprised of finished goods, work in process and raw materials are valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary on September 30, 2021.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenues from Contracts with Customers.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation (See Note 8 for disaggregated revenues).

Revenues from direct retail sales to consumers and revenues from independent distributors occurs when title and risk of loss had passed, which generally occurs at the time the products are shipped. Revenues are recorded net of estimated sales returns and allowances.

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. As of September 30, 2021, the Company had a reserve for sales returns of approximately $11,525, which is included in accrued liabilities in the accompanying consolidated balance sheet.

Comprehensive Loss

Other comprehensive loss in the accompanying consolidated financial statements relates to unrealized foreign currency translation adjustments.

Foreign Currency Translation

A portion of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and as a component of comprehensive income. Transaction gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive income.

Net Loss per Common Share, basic

The Company has adopted Accounting Standards Codification (“ASC”) subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share (EPS) information. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Note 3 – Notes Payable

During the quarter ended September 30, 2021, the Company issued an aggregate of $2,423,738 of convertible notes payable to investors. The notes have maturity dates between nine months and three years and have interest rates between 8% and 12% per annum. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $6,067,729. The Company also issued 154,173 shares of common stock and granted warrants to purchase 2,400,000 shares of common stock at $3.00 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value.

As of December 31, 2020
Short term debt	$657,452
Long term debt	276,106
Total	$933,558

Note 4 – Derivative Liabilities

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$—	$—	$—
Change Due to Issuances	4,114,227	4,663,730.00	8,777,957
Change in fair value	(886,310)	(1,823,918)	(2,710,228)
Balance as of September 30, 2021	$3,227,917	$2,839,812	$6,067,729

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the quarter ended September 30, 2021 is as follows:

Stock price	$1.77 – 3.99
Contractual term (in years)	0.58 – 3.00
Volatility (annual)	48.6% - 60.3%
Risk-free rate	0.19% - 0.77%

The foregoing assumptions were reviewed quarterly and were subject to change based primarily on management’s assessment of the probability of the events described occurring.

Note 5 – Stockholders’ Equity

Stock based compensation and Stock issued for services

The Company issued 1,735,368 shares of common stock to officers and vendors during the nine months ending September 30, 2021with an aggregate fair value of $626,004.

Shares issued as debt issuance costs

During the nine months ending September 30, 2021, the Company issued 154,173 shares of common stock to a lender to cover the financing costs. The shares were valued on the day of issuance which was $3.00 per share for a total value of $462,518. This amount was treated as financing costs and recorded as a discount to noted payable.

Note 6 – Legal Proceedings

In December 2018, PSIQ Inc. filed a lawsuit against the Company alleging non-payment of a combined loan in the amount of $150,000. The Company has answered this suit and has objected to the legality of the interest charged. It is the position of the Company that the plaintiff’s interest charges are usurious and thus invalid as a matter of law. This matter is still in litigation with no trial date yet set.

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of September 30, 2021 and December 31, 2020.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation. This matter is now settled, and the Company has agreed to pay $114,000. Final arrangements for a payment installment plan have not been finalized as of the filing of this Quarterly report.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services for $32,000 in May, 2021, and is making installment payments until May, 2023.

In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

Note 7 – Related Parties

Notes Payable and Accrued Interest – Related Parties

On May 15, 2020, the Company received a $10,000 loan from John W. Meyer, a related party. A promissory note was issued in the amount of $10,000 with a maturity date of August 15, 2020 (the “Meyer Note”). Interest on the Meyer Note accrued on the principal amount at the rate of eight and one-half percent (8.5%) per annum, payable in full including any accrued interest and late fees on August 15, 2020 and shall continue to accrue until paid in full. As of December 31, 2020, the Company owed $10,000 principal amount of the Meyer Note, plus $543 in interest. On June 29, 2021, John Meyer extended the Meyer Note until December 31, 2021. This note was paid in full in September 2021.

In addition, on December 10, 2020, the Company received a $25,000 loan from Charles Arnold, a related party. A promissory note was issued in the amount of $25,000 with a maturity date of December 10, 2021 (the “Arnold Note”). Interest on the Arnold Note accrued on the principal amount at the rate of eight percent (8%) per annum, payable in full including any accrued interest and late fees on December 10, 2021 and shall continue to accrue until paid in full. As of December 31, 2020, the Company owed $25,000 principal amount of the Arnold Note, plus $117 in interest. On June 29, 2021, Charles Arnold extended the Arnold Note until December 31, 2021. This note was paid in full in September 2021.

Note 8 – Income Taxes

On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Tax Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Tax Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. The Company has incorporated all other changes resulting from the 2017 Tax Act in its tax related accounts for the fiscal years ended December 31, 2020 and 2019.

The Mexican Tax Authorities have completed an Audit of Stemtech Mexico for 2013 fiscal year and have preliminarily assessed a $2.7 million tax liability including interest and penalties. The Company believes this assessment to be unfounded and has hired local tax attorneys to begin the process of going to Tax Court and potentially trial to minimize any potential tax and may take an additional 2 to 3 years to be resolved. The Company estimated the final assessment to approximately $250,000, but the Company believes it is not probable than the Company will be liable for these amounts and therefore no amount has been accrued for this action.

The Company accrued approximately $250,000 as of December 31, 2018, and remains accrued and due to Mexico as of December 31, 2020. Currently, 2015 through 2020 tax returns are still open for possible audit.

Note 9 – Subsequent Events

Pursuant to the Merger Agreement between Stemtech and Globe Net, the Company agreed to issue common stock to settle all outstanding notes payable of Globe Net. In October 2021 and November 2021, the Company issued an aggregate of 6,061,667 shares of common stock which settled $363,479 of common stock payable. This amount was recorded as common stock payable as of September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those anticipated in these forward-looking statements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30.

As an emerging growth company, we are exempt from:

●	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
●	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission, or the “Commission” or “SEC”, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
●	Compliance with new or revised accounting standards until those standards are applicable to private companies;

●	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to provide auditor attestation of our internal controls and procedures; and
●	Any Public Company Accounting Oversight Board, or “PCAOB”, rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

Company Overview

Globe Net Wireless Corp. was incorporated under the laws of the State of Nevada, U.S. on September 4, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 15, 2013. On August 19th, 2021, the Company entered into a Merger Agreement with Stemtech Corporation by which the Company acquired one hundred percent of the shares of STEMTECH CORP. in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the company.

Stemtech has pioneered and patented a whole new category of dietary supplements. Stemtech’s advanced Stem Cell Nutrition formulations are one-of-a-kind natural products designed to help support the three most important aspects of stem cell physiology: 1) Releasing more stem cells; 2) their circulation in the blood; and 3) Migration into tissues, where they can perform their daily function of renewal and rejuvenation for optimal health. We actually harness the incredible power of adult stem cells. How does this work? Adult stem cells are released from your bone marrow into the bloodstream, they then Circulate in the bloodstream and flow to the tissues most in need. As they arrive, the adult stem cells migrate into the tissues, reproduce and become new, healthy cells of those tissues. This process takes place every single day, even without tissue damage, as part of the natural renewal system of the body. It is important to understand that Stemtech’s products do not contain stem cells. They are composed of natural botanicals and other ingredients that have been clinically documented to support the performance of your own adult stem cells.

While sales of product obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partner” Sales Forces, and we invest much energy in growing our IBPs. Post public listing and funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. With an enhanced compensation plan, IBPs will be even more incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs.

In order to grow our company’s IBPs post pandemic, we are now looking at reinstituting contests, travel incentives, cruises, other trips, Business Academies for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing.

While there has actually been no active marketing activity since 2017, our sales continued to come in from returning consumers who believe in the quality products. Until September 2021, the Company had operated on an extremely tight budget, with inadequate working capital and difficulties fulfilling orders. Since the cash infusions noted in “Financing” infra, the company now has the resources to contact and re-engage the over 200,000 former distributors. With this new cash infusion, the Company has engaged experienced marketing and social media professionals to initiate new marketing strategies which are expected to bring increased activity. Moreover, we are now better positioned to absorb significant new clientele as the company has directed significant cash towards our inventory, and we now have enough inventory on hand to fulfill over $3 million dollars’ worth of new orders, an inventory level we have not had since going into bankruptcy in 2017. Management conservatively believes that given the cash on hand and working expenditures as describe above, we can reinvigorate sales to be more consistent with the company’s previous revenue historically, as we were recognized 4 times in the Inc 5000 Magazine’s list of fastest growing companies.

Below this IBP level, we have our “DTC” (Direct To Consumer) network marketing Distribution model. This integrative model allows us an immediate global presence and ability to operate in multiple countries on any continent. We are uniquely positioned in this post pandemic economy beset by supply chain issues, as this method requires no up-front or required buy-in of inventory, with monthly shipments available for known recurring sales. This platform has us now operating at the intersection of the ecommerce economy, social economy and gig economy.

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

Nine-month Period Ended September 30, 2021 Compared to the Nine-month Period Ended September 30, 2020.

During the nine months ending September 30, 2021 and 2020, net sales were $3,008,727 and $3,210,738, respectively. The decrease of $202,011 is primarily due to the closing of South Korea operations which generated approximately $160,000 in sales for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021 and 2020, our total operating expenses were $3,822,050 and $3,292,844, respectively, resulting in an increase of $527,232. The increase is primarily attributable to an increase in stock compensation granted to vendors and officers in 2021.

During the nine months ending September 30, 2021 and 2020, total non-operating expenses were $4,873,891 and $227,007, respectively, resulting in an increase of $4,646,884. The difference is primarily due to $7,545,189 of interest expense on notes payable, partially offset by the $2,710,228 gain from the change in fair value of derivative liabilities in connection with the note payable issued in September 2021.

Our net loss for the nine-month period ended September 30, 2021, was $6,262,954, compared to $800,916 for September 30, 2020. The increase in net loss was caused by the factors described above.

Three-month Period Ended September 30, 2021 Compared to the Three-month Period Ended September 30, 2020.

During the three months ending September 30, 2021 and 2020, net sales were $907,854 and $1,059,453, respectively. The decrease was primarily due to limited operations of Mexico STS in the third quarter of 2021.

During the three months ended September 30, 2021 and 2020, our total operating expenses were $1,517,182 and $620,895, respectively. The increase is due to an overall increase in expenses, including stock based compensation, salaries and professional fees relating to the merger.

During the three months ending September 30, 2021 and 2020, total non-operating expenses were $4,583,892 and $25,684, respectively, resulting in an increase of $4,558,208. The difference is primarily due to $7,322,599 of interest expense on notes payable, partially offset by the $2,710,228 gain from the change in fair value of derivative liabilities in connection with the note payable issued in September 2021.

Liquidity and Capital Resources

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

As of September 30, 2021, our current assets were $2,141,134 compared to $573,100 in current assets at December 31, 2020. As of September 30, 2021, our current liabilities were $4,001,956 compared to $3,723,387 at December 31, 2020. Current liabilities at September 30, 2021 were comprised of $2,743,502 of accounts payable and accrued liabilities, $657,452 in convertible notes, $402,137 in accrued payroll, $363,479 of common stock payable, and $73,271 in current operating lease liabilities.

Stockholders’ equity decreased from positive $1,267,996 as of December 31, 2020 to a deficit of $4,432,835 at September 30, 2021. This change was primarily caused by the $6,067,729 addition of derivative liabilities that were bifurcated from the notes payable issued in September 2021.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2021, net cash flows used in operating activities were $365,701 which is primarily due the change in working capital accounts. The net loss of $6,262,954 and $2,710,228 gain from the change in fair value of derivative liabilities was offset by the $7,179,831 non-cash interest expense. Adjustments for changes in operating assets and liabilities were due to an increase in accounts payable and accrued expenses of $256,194, an increase in other liabilities of $93,908, offset by decrease in prepaid expenses and other current assets of $42,092, a decrease in long term deposits of $25,169. For the nine-month period ended September 30, 2020, net cash flows used in operating activities were $123,110.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the nine-month period ended September 30, 2021, we generated $2,104,410 cash from financing activities which consists of $2,638,615 from the issuance of convertible promissory notes, partially offset by payments on notes payable of $534,898. We did not generate cash from financing activities in the comparative period in fiscal 2020.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stockholders’ Equity (Deficit)

Authorized Shares

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

None.

Financing

On September 3rd, 2021, the Company executed a Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC Per the terms of the Agreements with Leonite Capital, LLC, the Company was tendered $410,000, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite Capital. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time.

On September 3rd, 2021, the Company finalized a Promissory Convertible Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with MCUS LLC. Per the terms of the Agreements with MCUS LLC., the Company was tendered $500,000, which the Company utilizes for normative working capital purposes and capital expenditures. The Note is open with right of redemption for nine months. MCUS LLC has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time during the term of the Agreements. Pursuant to the Agreements, the Company is required to register all shares which the Leonite Fund I LP may acquire. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which were filed as an 8K with the SEC on September 10th, 2021.

On September 17th, 2021, the Company finalized a $1,400,000 investment into our Company with Sharing Services Global Corporation, a publicly traded company (“SHRG”) via a Convertible Promissory Note, a Share Purchase Agreement and Warrant Agreement. Per the terms of the Agreements, the Company was tendered the full $1,400,0000, which is open with right of redemption at 10% interest per annum until September 9th, 2024. Should the holder prefer to have its debt converted, the conversion rate shall be based on the 30-day VWAP from 8/20/21 to 9/20/21, which is $3.2431.

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and constraint of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the nutraceutical industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2018, PSIQ Inc. filed a lawsuit against the Company alleging non-payment of a combined loan in the amount of $150,000 as described in Note 7. The Company has answered this suit and has objected to the legality of the interest charged. It is the position of the Company that the plaintiff’s interest charges are usurious and thus invalid as a matter of law. This matter is still in litigation with no trial date yet set.

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s Bankruptcy. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of September 30, 2021 and December 31, 2020.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation. This matter is now settled, and the Company has agreed to pay $114,000. Final arrangements for a payment installment plan are still being finalized as of the filing of this Quarterly report.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May, 2021, and is making installment payments until paid off in May, 2023.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Globe Net Wireless Corp.

Date: November 18, 2021	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2021	By:	/s/James Cardwell
James Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

