Form 10-K
period 2021-12-31
Stemtech Corp
filed 2022-04-01
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31st,2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-172172

STEMTECH CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10370 USA Today Way

Miramar, FL 33025

www.stemtech.com

(Address of principal executive offices)

Registrant’s telephone number, including area code:(954) 715-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common shares - $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As December 31, 2021, the registrant had 13,756,478 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $2.37, these non-affiliate shares have an aggregate market value of $32,602,854.

As of March 28, 2022, the registrant had 44,685,673 shares of common stock with par value $0.001 issued and outstanding.

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

PART I

Item 1: Description of Business

Stemtech Corp. and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. While we have changed our corporate name to Stemtech Corp. in the state of Nevada, we are currently awaiting FINRA approval of said name change at the time of this filing. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, DermaStem®, DermaStem Lift, OraStem® (Oral Health Care), and D-Fuze™.

On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger is accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end date from August to December.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its nine (9) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech Canada, Inc. (Canada)
3.	Stemtech Health Sciences S. de R.L. de C.V. (Mexico)
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
5.	Stemtech Malaysia Holdings Sdn. Bhd. (Malaysia)
6.	Stemtech Malaysia Sdn. Bhd. (Malaysia)
7.	Stemtech Taiwan Holding, Inc. (U.S.A.)
8. 9.	Tecrecel S.A. (Ecuador) Food & Health Tech Foodhealth SA (Ecuador)

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The extension provides a term of three years commencing upon October 1, 2021 and terminating on September 30, 2024. Based on ASC 842, the Company recognized a right-of-use asset amounting to $174,100 and a corresponding operating lease liability of $174,810 as of December 31, 2021.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.75 years, with a weighted-average discount rate of 10%.

The Company incurred lease expense for its operating leases of $105,673 and $140,130 for the years ended December 31, 2021 and 2020, respectively.

Item 3. Legal Proceedings.

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s Bankruptcy. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of December 31, 2021 and December 31, 2020.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation. This matter is now settled, and the Company has agreed to pay $114,000. There is a payment plan in place with a balance of $49,800 remaining to be paid through August 2022.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May, 2021, and is making installment payments until paid off in May, 2023.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Stemtech’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “GNTW” since October 30, 2014. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
December 31, 2020	$0.72	$0.59
March 31, 2021	$1.20	$1.00
June 30, 2021	$3.30	$4.58
September 30, 2021	$1.77	$1.25
December 31, 2021	$2.37	$2.00

Holders of Stemtech’s Common Stock

As of December 31st, 2021, Stemtech had 45 registered holders of its common stock.

Dividends

Stemtech has declared no dividends on its common shares and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of Stemtech’s Board of Directors.

Recent Sales of Unregistered Securities

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

Penny Stock Rules

Trading in Stemtech’s Common Stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

These rules require that any broker-dealer who recommends Stemtech’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Stemtech’s securities, which could severely limit their market price and liquidity of Stemtech’s securities. The application of the “penny stock” rules may affect your ability to resell Stemtech’s securities.

Item 6: Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Stemtech’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report. Stemtech’s audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

Stemtech Corp. was incorporated under the laws of the State of Nevada, U.S. on September 4, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 15, 2013. On August 19th, 2021, the Company entered into a Merger Agreement with Stemtech Corporation by which the Company acquired one hundred percent of the shares of Stemtech Corp. in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the company.

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

In order to grow our company’s IBPs post pandemic, we are now looking at reinstituting contests, travel incentives, cruises, other trips, Business Academies for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

During the years ended December 31, 2021 and 2020, net sales were $4,321,245 and $4,384,507, respectively. The decrease of $63,262 is primarily due to the lack of revenue from South Korea operations which generated approximately $160,000 in sales in 2020, partially offset by slight increases overall.

During the years ended December 31, 2021 and 2020, our total operating expenses were $6,508,356 and $5,101,154, respectively. The increase of $949,040 is primarily attributable to an increase in stock compensation granted to vendors and officers in 2021.

During the years ended December 31, 2021 and 2020, total non-operating expenses were $3,900,838 and $295,924, respectively, resulting in an increase of $3,604,914. The difference is primarily due to $8,330,201 of interest expense on notes payable, partially offset by the $4,553,372 gain from the change in fair value of derivative liabilities in connection with the note payable issued in September 2021.

Our net loss for the December 31, 2021 and 2020, was $7,111,109 and $1,727,658, respectively. The increase in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $7,111,109 and $1,727,658 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we met our short-term liquidity requirements from our existing cash reserves and proceeds from the issuance of notes payable of $3,321,969.

As of December 31, 2021, our current assets were $1,600,039 compared to $573,100 in current assets at December 31, 2020. As of December 31, 2021, our current liabilities were $9,387,038 compared to $3,723,387 at December 31, 2020. Current liabilities at December 31, 2021 were comprised of $4,224,585 of derivative liabilities, $4,050,798 of accounts payable and accrued expenses, $1,055,910 in convertible notes and $55,745 in current operating lease liabilities.

Stockholders’ equity decreased from positive $1,267,996 as of December 31, 2020 to a deficit of $4,005,446 at December 31, 2021. This change was primarily caused by the $4,224,585 addition of derivative liabilities that were bifurcated from the notes payable issued in September 2021.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2021, net cash flows used in operating activities were $1,914,093 which is primarily due the change in working capital accounts. The net loss of $7,111,109 and $4,553,372 gain from the change in fair value of derivative liabilities was offset by the $6,816,739 non-cash interest expense and $1,031,173 of stock compensation expense. Adjustments for changes in operating assets and liabilities were due to an increase in accounts payable and accrued expenses of $1,217,831, an increase in operating lease liabilities of $99,159, offset by decrease in inventories and prepaid expenses and other current assets of $237,778 and $109,122, respectively. For the year ended December 31, 2020, net cash flows used in operating activities were $266,716.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the year ended December 31, 2021, we generated $2,628,739 cash from financing activities which consists of $3,321,969 from the issuance of convertible promissory notes, partially offset by payments on notes payable of $693,230. For the year ended December 31, 2020, net cash flows provided by financing activities were $159,402.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of equity securities and debt instruments.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Stemtech Corp.

Consolidated Financial Statements

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Stemtech Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stemtech Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

April 1, 2022

We have served as the Company’s auditor since 2020.

Stemtech Corporation

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$828,206	$133,065
Accounts receivable, net	10,720	25,822
Inventory, net	436,405	198,627
Prepaid expenses and other current assets	324,708	215,586
Total current assets	1,600,039	573,100

Non-current assets:
Property and equipment, net	266,904	243,336
Less: accumulated depreciation	(233,736)	(189,112)
Furniture and fixtures, net	33,168	54,224
Intangible assets, net	3,406,714	3,816,086
Goodwill	467,409	467,409
Operating lease right-of-use assets – net	174,100	71,775
Long term deposits	38,692	18,874
Other long-term assets	-	8,053
Total other assets	4,086,915	4,382,197
Total assets	$5,720,122	$5,009,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,050,798	$2,852,931
Notes payable, net of discount	1,055,910	759,805
Notes payable - related parties	-	35,000
Operating lease liabilities - current	55,745	75,651
Derivative liabilities	4,224,585	-
Total current liabilities	9,387,038	3,723,387

Non-current liabilities:
Notes payable - noncurrent	219,465	18,138
Operating lease liabilities - noncurrent	119,065	-
Total non-current liabilities	338,530	18,138
Total liabilities	9,725,568	3,741,525

Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity
Common stock, $0.001 par value: 200,000,000 shares authorized; 44,685,673 and 34,246,498 shares issued and outstanding as of December 31, 2021 and 2020, respectively	44,685	34,246
Additional paid in capital	10,116,296	8,269,563
Accumulated deficit	(13,086,318)	(6,008,855)
Non-controlling interest	(649,854)	(616,208)
Accumulated other comprehensive loss	(430,255)	(410,750)
Total stockholders’ (deficit) equity	(4,005,446)	1,267,996
Total liabilities and stockholders’ equity	$5,720,122	$5,009,521

See accompanying Notes to Consolidated Financial Statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2021	2020
Net sales	$4,321,245	$4,384,507

Cost of goods sold	1,011,270	690,480
Freight-in	11,890	24,672
Total cost of goods sold	1,023,160	715,152
Gross profit	3,298,085	3,669,355

Operating expenses:
Commissions	1,014,721	1,122,489
Selling and marketing	739,855	547,762
General and administrative	4,753,780	3,430,153
Research and development	-	750
Total operating expenses	6,508,356	5,101,154

Loss from operations	(3,210,271)	(1,431,799)

Other income (expense):
Interest expense	(8,330,201)	(158,741)
Change in fair value of derivative liabilities	4,553,372	-
Other expenses, net	(124,009)	(31,474)
Loss on disposal of assets	-	(105,709)
Total other expense	(3,900,838)	(295,924)

Loss before income taxes	(7,111,109)	(1,727,723)

Provision for income taxes	-	(65)
Net loss	$(7,111,109)	$(1,727,658)
Net loss attributable to noncontrolling interests	(33,646)	(810,961)
Net loss available to common stockholders	$(7,077,463)	$(916,697)

Net loss per common share
Basic	$(0.19)	$(0.10)
Diluted	$(0.19)	$(0.10)

Shares used to compute loss per share
Basic	$37,616,052	$9,315,185
Diluted	$37,616,052	$9,315,185

Comprehensive loss
Net loss	$(7,077,463)	$(916,697)
Change in foreign currency translation adjustments	(19,505)	1,723
Comprehensive loss available to common stockholders	$(7,096,968)	$(914,974)

See accompanying Notes to Consolidated Financial Statements.

Stemtech Corporation
Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Other			Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	Non-controlling Interest	Stockholders’ Equity
Balance at December 31, 2019	540,000	540	102,366	(300,882)	-	(197,976)	-	(197,976)
Effect of reverse merger transaction with Stemtech Corporation	30,630,085	30,630	7,719,771	(4,791,276)	(412,473)	2,546,652	194,753	2,741,405
Stock based compensation	1,860,872	1,861	270,641	-	-	272,502	-	272,502
Stock issued for services	1,953,062	1,953	284,047	-	-	286,000	-	286,000
Cancellation of shares	(737,520)	(738)	(107,262)	-	-	(108,000)	-	(108,000)
Non-controlling interest	-	-	-	-	-	-	(810,961)	(810,961)
Foreign currency translation adjustment	-	-	-	-	1,723	1,723	-	1,723
Net loss	-	-	-	(916,697)	-	(916,697)	-	(916,697)
Balance at December 31, 2020	34,246,498	34,246	8,269,563	(6,008,855)	(410,750)	1,884,204	(616,208)	1,267,996
Effect of reverse merger transaction with Stemtech Corporation	540,000	539	(539)	-	-	-	-	-
Stock based compensation	2,030,744	2,031	787,143	-	-	789,173	-	789,173
Stock issued for services	1,652,591	1,653	240,347	-	-	242,000	-	242,000
Stock issued as debt discount	154,173	154	462,365	-	-	462,519	-	462,519
Stock issued upon acquisition of Globe Net	6,061,667	6,062	357,417	-	-	363,479	-	363,479
Non-controlling interest	-	-	-	-	-	-	(33,646)	(33,646)
Foreign currency translation adjustment	-	-	-	-	(19,505)	(19,505)	-	(19,505)
Net loss	-	-	-	(7,077,463)	-	(7,077,463)	-	(7,077,463)
Balance at December 30, 2021	44,685,673	44,685	10,116,296	(13,086,318)	(430,255)	(3,355,592)	(649,854)	(4,005,446)

See accompanying Notes to Consolidated Financial Statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(7,111,109)	$(1,727,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,586	430,280
Stock compensation expense	1,031,173	450,500
Amortization of debt discount	602,787	11,000
Amortization of right of use asset	(102,325)	126,123
Change in fair value of derivative liabilities	(4,553,372)	-
Non-cash interest expense from issuance on debt (derivative)	6,816,739	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,102	43,092
Inventory	(237,778)	132,707
Prepaid expenses and other current assets	(109,122)	1,598
Accounts payable and accrued expenses	1,217,831	406,423
Accrued payroll	-	(43,056)
Other assets, net	8,053	-
Long term deposits	(19,818)	(8,075)
Operating lease liabilities	99,159	(118,668)
Other liabilities	-	29,018
Net cash used in operating activities	(1,914,093)	(266,716)
Investing activities:
Purchase of property and equipment	-	(11,599)
Net cash used in investing activities	-	(11,599)
Financing activities:
Proceeds from note payable	3,321,969	528,500
Proceeds from note payable - related parties	(35,000)	35,000
Repayment of note payable	(658,230)	(404,098)
Cash received in recapitalization transaction	-	-
Proceeds from the issuance of common stock	-	-
Net cash provided by financing activities	2,628,739	159,402
Effects of currency translation on cash	(19,505)	1,723
Net increase (decrease) in cash	695,141	(117,190)
Cash, beginning of period	133,065	250,255
Cash and cash equivalents, end of period	$828,206	$133,065
Supplemental Disclosure of Cash Flow Information
Shares issued as debt discount	$462,519	$-

See accompanying Notes to Consolidated Financial Statements.

STEMTECH CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 – Organization

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

On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger is accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end date from August to December.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a December 31 year end. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $13 million and a working capital deficiency of approximately $7.8 million at December 31, 2021. The Company has funded its activities to date almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of December 31, 2021. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory comprised of finished goods, work in process and raw materials are valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary on December 31, 2021 and 2020.

Property and Equipment, net

Property and equipment, net including any major improvements, are recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally as follows:

Estimated Life
Computers and technological assets	3 – 5 Years
Furniture and fixtures	3 – 5 Years
Machinery and equipment	5 – 10 Years

Impairment of Long-Lived Assets

The Company assesses, on an annual basis, the recoverability of the carrying amount of intangible assets and long-lived assets used in continuing operations. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. The Company evaluated its long-lived assets for any indications of impairment. The Company concluded that there was no impairment, however there can be no assurance that market conditions will not change or demand for the Company’s products will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenues from Contracts with Customers.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation (See note 9 for disaggregated revenues).

Revenues from direct retail sales to consumers and revenues from independent distributors occurs when title and risk of loss had passed, which generally occurs at the time the products are shipped. Revenues are recorded net of estimated sales returns and allowances.

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. As of December 31, 2021 and 2020, the Company had a reserve for sales returns of approximately $23,000 and $21,000, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Net Loss per Common Share, basic

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the years ended December 31, 2021 and 2020, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Note 3 – Inventory

Inventory consists of the following components:

	December 31,	December 31,
	2020	2020
Finished goods	$249,659	$123,957
Work in process	-	29,027
Raw materials	186,746	45,643
Total Inventory	$436,405	$198,627

Note 4 – Intangible Assets

On May 7, 2018, Stemtech Corporation purchased the assets of Stemtech International, Inc. (the “Former Parent Company”), out of a Chapter 7 Bankruptcy for $400,000 and assumed a $4,000,000 note from RBCD Holdings Inc (formerly RBCD Holding LLC) (“RBCD Holdings”), a related party owned by the Company’s Directors, purchased an outstanding note at its face value of $4,000,000 from the Opus Bank (the “Opus Note”) and subsequently converted in 2019 into 2,000,000 shares of the Company’s common stock of which 250,000 shares of the Company’s stock was allocated to Charles Arnold, an officer and director.

Pursuant to a bankruptcy decree, the Company paid $400,000 in cash and assumed a note payable in the amount of $4,000,000 representing 100% percent of the issued and outstanding capital stock of Stemtech Canada, Inc. (Canada), Stemtech Health Sciences S. de R.L. de C.V. (Mexico), Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”), Ste, Stemtech New Zealand, Ltd. (“Stemtech New Zealand”), Stemtech Taiwan Holding, Inc. (U.S.A.), PT Stemtech Indonesia (Indonesia Pty Ltd.), Stemtech Korea (Korea) and Tecrecel S.A. (Ecuador); and Stemtech Malaysia Holdings S/B (Malaysian Parent) that owns two-thirds of its subsidiary Stemtech Malaysia Holding Sdn. Bhd. (Malaysia).

Fair Value of the Acquired Assets

The Company accounted for the acquisitions as business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$160,149
Inventory	480,783
Prepaid Expenses	71,160
Other Current Assets	421,068
Property and equipment, net	97,268
Other Non-Current Assets	497,511
Accounts payable and Accrued liabilities	(2,274,875)
Notes payable	(126,498)
Net Tangible Assets Acquired	$(673,434)

Non-Controlling interest, net of proceeds:
Non-controlling interest	(306,175)

Intangible Assets Acquired:
Licenses & Trademarks	1,106,000
Patent Products	2,344,900
Customer/Distribution List	1,461,300
Total Fair Value of Assets Acquired	$3,932,591

Consideration:
Cash	400,000
Assumption of Note Payable	4,000,000
Goodwill	$467,409

The excess purchase price has been recorded as goodwill in the amount of $467,409. The estimated useful life of the identifiable intangible assets is six to fourteen years. The goodwill is amortizable for tax purposes.

The components of the acquired intangible assets were as follows:

	Fair	Average
	Value	Estimated Life
Patent Products	$2,344,900	14
Licenses & Trademarks	1,106,000	Indefinite
Customer/Distribution List	1,461,300	6
Total	$4,912,200

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, FL. The extension provides a term of three years commencing upon October 1, 2021 and terminating on September 30, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating lease as of December 31, 2021:

Maturity of operating lease liabilities for the following fiscal years:
2022	70,743
2023	73,572
2024	56,818
2025	-
Thereafter	-
Total undiscounted finance lease payments	$201,133
Less: Imputed interest	26,323
Present value of finance lease liabilities	174,810

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.75 years, with a weighted-average discount rate of 10%.

The Company incurred lease expense for its operating leases of $105,673 and $140,130 for the years ended December 31, 2021 and 2020, respectively.

Note 6 – Notes Payable

	As of December 31,
	2021	2020
Secured Royalty Participation Agreements (1)	$150,000	$150,000
Vehicle and equipment loans (2)	18,123	23,467
Notes payable, net of discount (3)(4)(5)(6)	1,107,252	500,000
Notes payable - related party (7)	-	35,000
Non-recourse payable agreements (8)	-	104,476
Total notes payable, net of discount	$1,275,375	$812,943

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000 ($100,000 on June 15, 2018 and $50,000 on June 22, 2018). The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for 12 months being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations (see Note 10).

(2)	In 2019, the Company also borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due of $18,123 and $23,467 for the years ended December 31, 2021 and 2020, respectfully.

(3)	In 2019, the Company entered into various promissory notes with lenders in the aggregate principal balance of $275,000, net of discount. The effective interest rates of the notes are 10% and mature within one year. In addition, the Company issued 45,000 shares of common stock in the aggregate for the commitment of resulting in a charge of $22,500 to debt discount. In 2020, the Company entered into various promissory notes with lenders in the aggregate principal balance of $225,000 with effective interest rates between 8% and 10% per annum. The outstanding balance of these notes and the notes issued in 2019 was $275,000 and $500,000 as of December 31, 2021 and 2020, respectively.

(4)	During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors. The notes have maturity dates between nine months and three years and have interest rates between 8% and 12% per annum. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $8,777,957. The Company also issued 154,173 shares of common stock and granted warrants to purchase 2,400,000 shares of common stock at $3.00 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value.
(5)	During the year ended December 31, 2021, the Company was granted loans (the “PPP Loans”) from the Small Business Administration in the aggregate amount of $250,535, pursuant to the and Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The PPP Loans, which was in the form of a note that was granted in May 2020 and April 2021, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of December 31, 2021, the balance of the PPP Loans was $219,465.

(6)	In 2021, On October 20, 2021, The Company issued two promissory notes to investors for a total of $10,000. The notes mature in one year and have interest rates of 8.5% per annum. As of December 31, 2021, no payments have been made on these outstanding notes.

(7)	In 2020, the Company entered into various promissory notes with two related parties in the aggregate principal balance of $35,000. The effective interest rates of the notes are between 8% and 9% and mature within one year extended to December 31, 2021. As of December 31, 2021, these notes were paid in full.

(8)	In 2020, the Company entered into three non-recourse agreements for the sale of future receipts receiving net proceeds of $279,500 with an effective interest rate of ranging from approximately 142% to 250%. The ending balances as of December 31, 2021 and December 31, 2020 was $0 and $104,476, respectfully.

Note 7 – Derivative Liabilities

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

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$—	$—	$—
Change Due to Issuances	4,114,227	4,663,730	8,777,957
Change in fair value	(2,861,830)	(1,691,542)	(4,553,372)
Balance as of December 31, 2021	$1,252,397	$2,97,188	$4,224,585

The Company used a Monte Carlo Model to estimate the fair value of the embedded derivatives above. A summary of the quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the year ended December 31, 2021 is as follows:

Stock price	$1.77 – 3.99
Contractual term (in years)	0.58 – 3.00
Volatility (annual)	48.8% - 61.3%
Risk-free rate	0.19% - 0.47%

The foregoing assumptions are reviewed quarterly and subject to change based primarily on management’s assessment of the probability of the events described occurring.

Note 8 – Stockholders’ (Deficit) Equity

Stock based compensation and stock issued for services

The Company issued 3,683,335 shares of common stock to officers, employees and vendors during the year ended December 31, 2021 with an aggregate fair value of $1,031,174.

During the year ended December 31, 2020, the Company issued 3,813,933 shares of common stock to officers and vendors with an aggregate fair value of $558,502.

Shares issued as debt issuance costs

During the year ended December 31, 2021, the Company issued 154,173 shares of common stock to a lender to cover the financing costs. The shares were valued on the day of issuance which was $3.00 per share for a total value of $462,519. This amount was treated as financing costs and recorded as a discount to notes payable.

Stock issued upon acquisition of Globe Net

Pursuant to the Merger Agreement between Stemtech and Globe Net, the Company agreed to issue common stock to settle all outstanding notes payable of Globe Net. In October 2021 and November 2021, the Company issued an aggregate of 6,061,667 shares of common stock which settled $363,479 of notes payable.

Cancellation of shares

On May 31, 2020, the Company cancelled 216,000 shares of unvested Company common stock that was initially granted to consultants for services.

Note 9 – Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discreet financial information is available for evaluation by the chief operating officer, or chief executive officer, in making decisions on how to allocate resources and assess performance.

The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: North America (including its subsidiaries in United States and Canada), Latin America (including subsidiaries in Mexico and Ecuador) and Asia (including its subsidiaries in Malaysia, Taiwan, Indonesia, South Korea and New Zealand).

Information about operating segments is as follows:

	Year Ended December 31,
	2021	2020
Geographic Net Sales:
Americas	$1,866,154	$1,796,348
Latin America	1,668,252	1,618,582
Asia	786,839	969,577
Total Net Sales	$4,321,245	$4,384,507

Cost of Goods Sold:
Americas	$304,615	$273,089
Latin America	443,191	248,938
Asia	275,354	193,125
Total Cost of Goods Sold:	$1,023,160	$715,152

Operating Expenses:
Americas	$3,748,307	$2,487,975
Latin America	2,059,381	1,617,899
Asia	700,668	995,280
Total Operating Expenses	$6,508,356	$5,101,154

Income (loss) from operations:
Americas	$(2,186,768)	$(964,716)
Latin America	(834,320)	(248,255)
Asia	(189,183)	(218,828)
Total loss from operations	(3,210,271)	(1,431,799)

Other income (expense):
Interest expense	$(8,330,201)	(158,741)
Change in fair value of derivative liabilities	4,553,372	-
Other expenses, net	(124,009)	(31,474)
Loss on disposal of assets	-	(105,709)
	$(3,900,838)	(295,924)

Total Assets by Geographic Location
Americas	$5,211,878	$4,551,372
Latin America	284,788	200,419
Asia	223,456	257,730
Total Assets	$5,720,122	$5,009,521

Note 10 – Commitments and Contingencies

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of December 31, 2021 and December 31, 2020.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation. This matter is now settled, and the Company agreed to pay $114,000 in full accord and satisfaction. While no specified payment program is in place, this settlement was accrued and has a balance of $49,000 as of December 31, 2021 after several payments were made. Final payment is expected to be tendered in August 2022.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services for $32,000 in May 2021, and is making installment payments until May 2023. The Company accrued the same amount and has a balance of $20,000 as of December 31, 2021.

In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

Note 11 – Related Parties

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

Note 12 – Disposition of Subsidiaries

During the year ended December 31, 2020, the Company sold or closed three of its subsidiaries in South Korea and Indonesia resulting in losses on the disposition or closing totaling $105,709.

Note 13 – Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, updated for new corporate tax rates. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company recognizes tax liabilities or benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized would be the largest liability or benefit that the Company believes has greater than a 50% likelihood of being realized upon settlement. As of December 2021, and 2020 management determined that it is not 50% likely that a tax asset will be realized, as such, a full valuation has been recorded. As of December 2020, (“NOL”) carry-forwards amounted to approximately $2,119,506. All tax returns are still open and subject to audit the Internal Revenue Service.

The domestic and foreign components of loss before (benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(6,083,667)	$(1,128,818)
Foreign	(1,027,442)	(598,906)
	$(7,111,109)	$(1,727,723)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
US	2021	2020
Loss before Income taxes	$(7,110,109)	$(1,727,723)
Taxes under statutory US tax rates	(1,493,333)	(362,822)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	2,984,299	464,547
Foreign tax rate differential	(73,413)	(43,875)
Permanent differences	(955,027)	(31,917)
Rate Change	-	2,765
State Taxes	(462,526)	(28,699)
Income tax (expense) benefit	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net Operating Loss Carryforwards	$4,369,537	$1,625,829
Stock based compensation	732,868	468,873
Intangibles	(88,159)	(64,116)
Other	140	-
Total Deferred tax assets	$5,014,385	2,030,086
Valuation allowance	(5,014,385)	(2,030,086)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $16,999,600 that may be offset against future taxable income. Of the $17.0 million of net operating losses, U.S. Federal and state net operating losses accounted for $12.8 million which are subject to limitation under IRC Section 382. The U.S. net operating losses are limited to utilization of 80% of taxable income but do not have an expiration. At December 31, 2021, the Company had $4.2 million of non-US NOL carryforwards.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2021 and 2020, respectively.

On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Tax Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Tax Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. The Company has incorporated all other changes resulting from the 2017 Tax Act in its tax related accounts for the fiscal years ended December 31, 2021 and 2020.

The Mexican Tax Authorities have completed an Audit of Stemtech Mexico for 2013 fiscal year and have preliminarily assessed a $2.5 million tax liability including interest and penalties. The Company believes this assessment to be unfounded and has hired local tax attorneys to begin the process of going to Tax Court and potentially trial to minimize any potential tax and may take an additional 2 to 3 years to be resolved. The Company estimated the final assessment to approximately $250,000, but the Company believes it is not probable than the Company will be liable for these amounts and therefore no amount has been accrued for this action.

The Company accrued approximately $250,000 as of December 31, 2018 and remains accrued and due to Mexico as of December 31, 2021. Currently, 2015 through 2020 tax returns are still open for possible audit.

Note 14 – Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through the date of this filing and found that there were no material events to disclose during this time.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Stemtech’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, December 31st, 2021. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Stemtech in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Stemtech’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31st, 2021. Based on that evaluation, management concluded that Stemtech’s disclosure controls and procedures were adequate as of such date to ensure that information required to be disclosed in the reports that Stemtech files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Stemtech’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over Stemtech’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Stemtech’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on Stemtech’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Stemtech’s internal controls over financial reporting were not effective as of December 31, 2021 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in Stemtech’s internal control over financial reporting using the criteria established in the COSO:

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

This annual report does not include an attestation report of Stemtech’s independent registered public accounting firm regarding internal control over financial reporting. Stemtech’s internal control over financial reporting was not subject to attestation by Stemtech’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Stemtech to provide only management’s report in this annual report.

C. Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2021, Stemtech’s internal control over financial reporting was not subject to changes.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following individuals serves as Directors and Executive Officers of the Company as of the date of this Annual Report. Directors of the Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Executive officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Held Position Since
John Meyer	Director, COO	67	August 19, 2021
Charles Arnold	Director, CEO	69	August 19, 2021
John Thatch	Director	59	September 17, 2021
Benjamin Kaplan	Director	56	September 17, 2021
Darryl V. Green	Director	58	September 17, 2021

Mr. Charles Arnold, Mr. Arnold’s ability to integrate marketing concepts and financial strategies play a pivotal role in the development of his clients’ businesses. In addition to developing start-up companies, he is responsible for placing more than $1 Billion into public and private companies with as much as $400 Million in a single transaction. Significant mergers and acquisitions have been accomplished through his network of financial specialists and professionals throughout the world. In 1993, Mr. Arnold was one of the original investors in pre-paid legal “PPD” (now Legal Shield). In 2001 he was engaged by National Health “LEXXUS”, and the company grew from under $1.00 to over $40 and traded on the American stock exchange. Mr. Arnold feels that the direct sales marketing industry is an underserved market that deserves investors’ attention. Mr. Arnold believes that Stemtech has exceptional growth potential and sees this company’s bright future with innovative stem cell nutrition products and the business opportunity for our Independent Business Partners.

Mr. John Meyer. With over 40 years’ business experience in logistics and management of projects, supply chain and staff, Mr. Meyer oversees operations for Stemtech’s global company. In fifteen years with Stemtech, he has supported openings of 51 national markets, serving as VP of Global Operations prior to his position  as COO in 2016 and as President and COO since October 2021. Mr. Meyer is responsible for global management of the Company, including operations, inventory management, purchasing, transportation, as well as for global Human Resources, Partner Services, Training, Information Technology, global facilities and for global manufacturing of nutraceuticals, cosmetics, oral healthcare, ECO products and any new product development and quality assurance. He also is the executive sponsor and leader of the Life Sciences Advisory Board, the Field Advisory Board and the Business Advisory Board. Mr. Meyer graduated from the University of San Francisco with B.A. and M.A. degrees. He previously worked at Shaklee, Arbonne, and third-party logistics provider Menlo Worldwide – now a part of XPO Logistics.

John “JT” Thatch, serves as Chief Executive Officer and Vice Chairman of Sharing Services Global Corporation a publicly traded company with over $100M in annual revenues. Mr. Thatch is an accomplished executive who has successfully started and operated businesses in various industries that include service companies, retail, wholesale, on-line learning, finance, real estate management and technology. From 2009 to 2016, Mr. Thatch served as Chief Executive Officer of Universal Education Group, in 2016 Mr. Thatch created Superior Wine and Spirits, LLC, a Florida-based wholesale distributor of wine and spirits. Prior to 2005, Mr. Thatch served as CEO of Orbital Energy Group, Inc. (“OEG”), a NASDAQ-listed company formerly known as OnScreen Technologies, Inc. Mr. Thatch currently serves on the board of directors of several other companies and is the lead independent director of Document Security Systems, Inc. (“DSS”), a NYSE listed company and is a current member of NACD.

Benjamin Kaplan has been a successful entrepreneur and investor for over 20 years, with a particular focus on health, wellness and pharmaceutical companies. He currently serves as the CEO of Ehave, Inc., a leader in digital therapeutics delivering evidence-based therapeutic interventions to patients.

Darryl V. Green is Founder and President of DVG Ventures & DVG Nutrition since 2014. He specializes in health and nutrition businesses and is a franchise strategist. For over 30 years, from 1983 – 2014, Mr. Green was with GNC Nutrition which included 20 years of corporate and franchise executive positions and over 10 years of various field positions encompassing all facets of retail operations across the United States.

All directors serve for terms of one year each, and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We have attempted and will continue to attempt to ensure that any transactions between we and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s length basis.

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last ten (10) years none of our directors or officers have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

All of these filing requirements were satisfied by the Company’s officers, directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

(b) Identify Significant Employees

Stemtech has no significant employees other than Mr. John Meyer is Stemtech’s Chief Operating Officer. Mr. Meyer devotes his full time to our business.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by our company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Stemtech has been:

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

(f) Nomination Procedure for Directors

Stemtech does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. Stemtech has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g) Audit Committee Financial Expert

Stemtech has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Stemtech’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. Stemtech’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Stemtech and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h) Identification of Audit Committee

Stemtech does not have a separately designated standing audit committee. Rather, Stemtech’s entire board of directors perform the required functions of an audit committee. Currently, John Meyer or COO and Charles Arnold, our CEO are the only members of Stemtech’s audit committee, but he does not meet Stemtech’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

(i) Code of Ethics

Stemtech has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Stemtech undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Stemtech at (954) 715-6000 to request a copy of Stemtech’s financial code of ethics. Management believes Stemtech’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11. Executive Compensation

The following table sets forth the compensation paid to our officers for the years ended December 31, 2021 and 2020. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Charles Arnold, Director, CEO	2021	$–	$–	268,904	$–	$268,904
	2020	$–	$–	245,000	$–	$245,000
John Meyer, President & COO	2021	$120,000	$–	109,526	$–	$229,526
	2020	$120,000	$–	–	$–	$120,000
James Cardwell, CFO	2021	$7,500	$–	–	$–	$7,500
	2020	$–	$–	–	$–	$–

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of Stemtech’s officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of our common stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended December 31, 2021) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of March 28, 2021. At that date, we had 44,685,673 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner and address (1)	Amount and Nature of Beneficial Ownership	Percent of Ownership
Named Executives and Directors
Charles Arnold (2)	8,363,097	18.8%
John W. Meyer	344,302	*
James Cardwell	-	-
John Thatch (3)	1,554,173	3.4%
Darryl V Green	3,641,937	8.2%
Benjamin Kaplan (4)	3,135,094	7.1%
All directors and Named Executive Officers as a group (6 persons)	17,038,604	27.7%

Over 5% Shareholders
Daniel Kaplan (5)	3,136,992	7.1%
Javad Abbasi (6)	6,538,748	14.7%
Joshua Rosenbaum (7)	5,872,842	12.3%
Robert Grinberg (8)	3,156,451	7.1%
Over 5% Shareholders	18,705,034	29.6%

* Less than 1%.

(1) Addresses for all officers and directors are 10370 USA Today Way, Miramar, FL 33025.

(2) Includes 1,765,090 indirect shares owned through a related party held by Crest Ventures LLC.

(3) Includes shares underlying vested warrants of 1,400,00 issued by the Company and 154,173 indirect shares owned through a related party held by Sharing Services Global Corp.

(4) Includes shares 2,198,905 indirect shares owned through a related party held by Long Side Ventures LLC.

(5) Includes shares 2,304,998 indirect shares owned through a related party held by R&T Sports Marketing, Inc.

(6) Includes shares 2,219,477 indirect shares owned through a related party held by Empereur Limited Partnership and 4,319,271 shares held by Veken, LLC.

(7) Includes shares underlying vested warrants of 3,414,443 issued by the Company and 2,458,399 indirect shares owned through a related party held by Mindshare Holdings, Inc.

(8) Includes shares 2,324,447 indirect shares owned through a related party held by Taconic Group LLC.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions

Pre-Merger Promissory Notes

Through the period ended August 19, 2021, the following group of lenders of Stemtech Corporation (formerly Globe Net Wireless Corp), a Nevada corporation, collectively settled $363,479 of notes payable were repaid in full in connection with the closing of the Merger with the issuance of 6,061,667 shares in the aggregate

Debt Holder	Debt Settled	Shares Issued
Rima Hamdan	$126,349	2,000,000
Edward Johnson	163,763	1,041,667
Shiloah Anstalt	7,220	10,000
Clipper Explorations Ltd	42,491	10,000
Csilla Gabriella Balla	7,221	2,000,000
Mikhail Churkin	16,435	1,000,000
Total	$363,479	6,061,667

Pre-Merger Stock Compensation

During the year ending December 31, 2020 and for the period January 1, 2021 through August 19, 2021, Charles Arnold, an officer and director converted $250,000 and $187,500, respectfully into 500,000 and 375,000, respectfully, shares of common stock of Stemtech Corporation, a Delaware Corporation prior to the closing of the Merger with Stemtech Corporation (formerly Globe Net Wireless Corp), a Nevada Corporation (the “Company”) which was exchanged into 1,280,417 shares of common stock of the Company upon closing of the Merger.

During the year ending December 31, 2020, John W. Meyer, an officer and director received 45,000 shares of common stock of Stemtech Corporation, a Delaware Corporation with a fair value of $22,500 of prior to the closing of the Merger with the Company which was exchanged into 153,650 shares of common stock of the Company upon closing of the Merger.

During the year ending December 31, 2020 and for the period January 1, 2021 through August 19, 2021, Joshua Rosenbaum as a beneficial owner through Mindshare Holdings, Inc. and related party, converted $165,000 and $195,000, respectfully into 330,000 and 390,000, respectfully, shares of common stock shares of Stemtech Corporation, a Delaware Corporation prior to the closing of the Merger with the Company which was exchanged into 1,280,417 shares of common stock of the Company upon closing of the Merger.

Conversion of Shares upon Closing of Merger

The following officers, directors and/or related parties held common stock in Stemtech Corporation, a Delaware Corporation prior the Merger (“Pre-Merger Shares”) and upon the Merger on August 19, 2021 received common stock in the Company (“Shares Issued upon Merger”).

Related Parties	Beneficial Owner	Pre-Merger Shares	Shares Issued upon Merger
Crest Ventures LLC	Charles Arnold*	516,948	1,765,090
Charles Arnold*		1,639,508	5,598,008
Long Side Ventures LLC	Benjamin Kaplan*	644,001	2,198,905
Benjamin Kaplan*		243,672	832,004
R&T Sports Marketing Inc	Daniel Kaplan**	675,070	2,304,988
Daniel Kaplan***	(former director) **	243,672	832,004
Empereur Limited Partnership	Javad Abbasi**	650,026	2,219,477
Veken, LLC	Javad Abbasi**	1,265,000	4,319,271
Taconic Group LLC	Robert Grinberg***	680,769	2,324,447
Robert Grinberg***	(former director) **	243,672	832,004
Mindshare Holdings, Inc.	Joshua Rosenbaum***	720,000	2,458,399
John W. Meyer*		90,000	307,300
Total		7,612,338	25,991,897

* Officer and Director of the Company

** Former Director of the Stemtech Corporation, a Delaware Corporation

*** Related party, or beneficial owner of over 5% of the common stock of the Company

Post-Merger Promissory Notes

On September 10, 2021, John Thatch, a director of the Company and beneficial owner through an affiliated company Sharing Services Global Corp. of which Mr. Thatch is the CEO entered into a Convertible Promissory Notes in the amount of $1,400,000 and received no Through the period ended August 19, 2021, and also received 154,173 shares of common stock of the Company reported as debt issuance costs.

Post-Merger Stock Compensation

On September 1, 2021, Charles Arnold, an officer and director received 1,000,000 shares of restricted stock of the Company’s common stock as additional compensation vesting 62,500 shares quarterly beginning October 1, 2024 with a fair value of $3,000,000 at the time of issuance.

On December 3, 2021, John W. Meyer, an officer and director received 37,002 shares of restricted stock of the Company’s common stock as additional compensation vesting on December 3, 2022 with a fair value of 109,489 at the time of issuance.

Director independence

Stemtech’s board of directors currently consists of John Meyer our COO, Charles Arnold, our CEO, John Thatch, Benjamin Kaplan and Darryl Green. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Stemtech’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Stemtech or any other individual having a relationship which, in the opinion of Stemtech’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Stemtech in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Stemtech’s stock will not preclude a director from being independent.

In applying this definition, Stemtech’s board of directors has determined that neither Messrs. Meyer nor Arnold qualifies as an “independent director” pursuant to the same rule.

As of the date of the report, Stemtech did not maintain a separately designated compensation or nominating committee.

Stemtech has also adopted this definition for the independence of the members of its audit committee. John Meyer our COO and Charles Arnold, our CEO are the sole members of Stemtech’s audit committee as a result of being the sole director. Stemtech’s board of directors has determined that neither Messrs. Meyer nor Arnold qualifies “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the years ended December 31, 2021 and 2020, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for professional services rendered for the audit of our annual consolidated financial statements were $800 and $6,000. The aggregate fees billed by Turner Stone & Co in 2021 and 2020 was $35,000 and $33,000, respectively, plus any out-of-pocket costs.

We do not use Turner, Stone & Company, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Turner, Stone & Company, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Turner, Stone & Company, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements

Financial statements of Stemtech have been included in Item 8 above.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Stemtech’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-172172.

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

21	List of subsidiaries	Included

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Stemtech for the fiscal year ended August 31, 2020, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

Stemtech Corp.

Date: April 1, 2022	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2022	By:	/s/James Cardwell
James Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

