Form 10-Q
period 2022-03-31
Stemtech Corp
filed 2022-05-16
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10370 USA Today Way

Miramar, Fla 33025

(Address of principal executive offices) (Zip Code)

(954) 715-6000

Registrant’s telephone number, including area code

Globe Net Wireless Corporation

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 44,685,673 shares of common stock, $0.001 par value, issued and outstanding as of May 16th, 2022.

STEMTECH CORPORATION

(formerly Globe Net Wireless Corp.)

FORM 10-Q

March 31, 2022

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed on April 1, 2022) entitled “Risk Factors” as well as in our other public filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

(formerly Globe Net Wireless Corp.)

Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$511,201	$828,206
Accounts receivable, net	15,208	10,720
Inventory, net	283,815	436,405
Prepaid expenses and other current assets	244,706	324,708
Total current assets	1,054,930	1,600,039

Non-current assets:
Property and equipment, net	261,405	266,904
Less: accumulated depreciation	(224,970)	(233,736)
Furniture and fixtures, net	36,435	33,168
Intangible assets, net	3,302,282	3,406,714
Goodwill	467,409	467,409
Operating lease right-of-use assets – net	237,017	174,100
Long term deposits	30,463	38,692
Total other assets	4,073,606	4,086,915
Total assets	$5,128,536	$5,720,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,776,953	$4,050,798
Notes payable, net of discount	1,620,703	1,055,910
Operating lease liabilities - current	80,621	55,745
Derivative liabilities	4,027,075	4,224,585
Total current liabilities	9,505,352	9,387,038

Non-current liabilities:
Notes payable - noncurrent	77,642	219,465
Operating lease liabilities - noncurrent	157,383	119,065
Total non-current liabilities	235,025	338,530
Total liabilities	9,740,377	9,725,568
Commitments and contingencies (Note 10)
Stockholders’ deficit
Common stock, $0.001 par value: 200,000,000 shares authorized; 44,685,673 shares issued and outstanding as of March 31, 2022 and December 31, 2021 and 2020, respectively	44,685	44,685
Additional paid in capital	10,224,556	10,116,296
Accumulated other comprehensive loss	(635,508)	(430,255)
Accumulated deficit	(13,581,058)	(13,086,318)
Stemtech Corporation shareholders’ deficit	(3,947,325)	(3,355,592)
Non-controlling interest in subsidiaries	(664,516)	(649,854)
Total stockholders’ deficit	(4,611,841)	(4,005,446)
Total liabilities and stockholders’ deficit	$5,128,536	$5,720,122

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

(formerly Globe Net Wireless Corp.)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ending March 31,
	2022	2021

Net sales	$1,156,308	$1,075,761

Cost of goods sold	246,226	160,036
Freight-in	16,371	20,109
Total cost of goods sold	262,597	180,145
Gross profit	893,711	895,616

Cost of operations
Commissions	161,912	99,130
Selling and marketing	140,309	129,605
General and administrative	772,012	741,968
Total operating expenses	1,074,233	970,703

Loss from operations	(180,522)	(75,087)

Other income (expense):
Other expenses, net	(1,024)	(5,140)
Interest expense	(525,366)	(90,230)
Change in fair value of derivative liabilities	197,510	-
Loss on disposal of assets	-	-
Total other expense	(328,880)	(95,370)

Loss before income taxes	(509,402)	(170,457)

Provision for income taxes	-	(378)
Net loss	$(509,402)	$(170,835)

Net loss attributable to noncontrolling interests	(14,662)	(4,077)

Net income (loss) available to common stockholders	$(494,740)	$(166,758)

Net income (loss) per common share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Shares used to compute loss per share
Basic	44,685,673	34,930,348
Diluted	44,685,673	34,930,348

Comprehensive loss
Net loss	$(494,740)	$(166,758)
Change in foreign currency translation adjustments	(205,253)	(263,497)
Comprehensive loss available to common stockholders	$(699,993)	$(430,255)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

(formerly Globe Net Wireless Corp.)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	controlling Interest	Stockholders’ Equity
Balance at December 31, 2020	34,246,498	$34,246	$8,269,563	$(6,008,855)	$(410,750)	$1,884,204	$(616,208)	$1,267,996
Effect of reverse merger transaction with Stemtech Corporation	540,000	539	(539)	-	-	-	-	-
Stock based compensation	526,806	426	61,251	-	-	61,677	-	61,677
Non-controlling interest	-	-	-	-	-		(4,077)	(4,077)
Foreign currency translation adjustment	-	-	-	-	(263,497)	(263,497)	-	(263,497)
Net loss	-	-	-	(166,758)		(166,758)	-	(166,758)
Balance at March 31, 2021	35,313,304	$35,211	$8,330,275	$(6,175,613)	$(674,247)	$1,515,626	$(620,285)	$895,341

Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	-	-	108,260	-	-	108,260	-	108,260
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(14,662)	(14,662)
Foreign currency translation adjustment	-	-	-	-	(205,253)	(205,253)	-	(205,253)
Net loss	-	-	-	(494,740)		(494,740)	-	(494,740)
Balance at March 31, 2022	44,685,673	$44,685	$10,224,556	$(13,581,058)	$(635,508)	$(3,947,325)	$(664,516)	$(4,611,841)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

(formerly Globe Net Wireless Corp.)

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ending March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(509,402)	$(170,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,120	426,307
Stock compensation expense	108,260	61,677
Amortization of debt discount	453,805	-
Amortization of right of use asset	(9,454)	11,893
Change in fair value of derivative liabilities	(197,510)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,488)	(119,208)
Inventory	152,590	(60,340)
Prepaid expenses and other current assets	80,002	(110,004)
Accounts payable and accrued expenses	(278,543)	267,170
Long term deposits	8,229	(11,747)
Operating lease liabilities	8,474	(12,159)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(80,917)	282,754

FINANCING ACTIVITIES
Proceeds from note payable	-	88,505
Repayment of note payable	(30,835)	(35,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(30,835)	53,505

Effects of currency translation on cash	(205,253)	(263,497)

Net increase (decrease) in cash	(317,005)	72,762
Cash, beginning of period	828,206	133,065
Cash, end of period	$511,201	$205,827

Supplemental Disclosure of Cash Flow Information
Recognition of right of use asset - operating lease	$53,463	$-

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

(formerly Globe Net Wireless Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Stemtech Corporation

and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. While we have changed our corporate name to Stemtech Corporation in the state of Nevada, we are currently awaiting FINRA approval of said name change at the time of this filing. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, DermaStem®, DermaStem Lift, OraStem® (Oral Health Care), and D-Fuze™.

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its nine (9) subsidiaries:

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

The December 31, 2021 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in its Annual Report on Form 10-K for the year ended December 21, 2021.

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $13.6 million and a working capital deficiency of approximately $8.4 million at March 31, 2022. The Company has funded its activities to date almost exclusively from debt and equity financings. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of March 31, 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory comprised of finished goods, work in process and raw materials are valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary on March 31, 2022 and 2021.

Inventory consists of the following components:

	March 31,	December 31,
	2022	2021
Finished goods	$178,581	$249,659
Work in process	4,995	-
Raw materials	100,239	186,746
Total Inventory	$283,815	$436,405

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

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenues from Contracts with Customers.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation.

Revenues from direct retail sales to consumers and revenues from independent distributors occurs when title and risk of loss had passed, which generally occurs at the time the products are shipped. Revenues are recorded net of estimated sales returns and allowances.

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. As of March 31, 2022, the Company had a reserve for sales returns of approximately $8,813, which is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Note 3 – Notes Payable

	March 31, 2022	December 31, 2021
Secured Royalty Participation Agreements (1)	$150,000	$150,000
Vehicle and equipment loans (2)	16,503	18,123
Notes payable, net of discount (3)(4)(5)(6)	1,531,842	1,107,252
Total notes payable, net of discount	$1,698,345	$1,275,375

(1)

During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000 ($100,000 on June 15, 2018 and $50,000 on June 22, 2018). The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for 12 months being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations.

(2)	In 2019, the Company also borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due of $16,503 and $18,123 as of March 31, 2022 and December 31, 2021, respectfully.

(3)	In 2019, the Company entered into various promissory notes with lenders in the aggregate principal balance of $375,000, net of discount. The effective interest rates of the notes are 10% and mature within one year. In addition, the Company issued 45,000 shares of common stock in the aggregate for the commitment of resulting in a charge of $22,500 to debt discount. In 2020, the Company entered into various promissory notes with lenders in the aggregate principal balance of $225,000 with effective interest rates between 8% and 10% per annum. None of the notes are in default. The outstanding balance of these notes and the notes issued in 2019 was $275,000 both as of March 31, 2022 and December 31, 2021.

(4)

During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors. The notes have maturity dates between nine months and three years and have interest rates between 8% and 12% per annum. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $8,777,957. The Company also issued 154,173 shares of common stock and granted warrants to purchase 2,400,000 shares of common stock at $3.00 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value. The balance of the notes, net of discount, as of March 31, 2022 was $1,056,592.

(5)	During the year ended December 31, 2021, the Company was granted loans (the “PPP Loans”) from the Small Business Administration in the aggregate amount of $250,535, pursuant to the and Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The PPP Loans, which was in the form of a note that was granted in May 2020 and April 2021, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of March 31, 2022 and December 31, 2021, the balance of the PPP Loans was $190,250 and $219,465, respectfully.

(6)	On October 20, 2021, The Company issued two promissory notes to investors for a total of $10,000. The notes mature in one year and have interest rates of 8.5% per annum. As of March 31, 2022 and December 31, 2021, no payments have been made on these outstanding notes.

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

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2021	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	-	-	-
Change in fair value	(86,884)	(110,626)	(197,510)
Balance as of March 31, 2022	$1,165,513	$2,861,562	$4,027,075

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the quarter ended March 31, 2022 is as follows:

Stock price	$1.77 – 3.99
Contractual term (in years)	0.58 – 3.00
Volatility (annual)	48.6% - 60.0%
Risk-free rate	0.19% - 0.47%

The foregoing assumptions were reviewed quarterly and were subject to change based primarily on management’s assessment of the probability of the events described occurring.

Note 5 – Stockholders’ (Deficit) Equity

Stock based compensation

During the three months ending March 31, 2021, the Company issued 526,806 shares of common stock to one of its officers, with an aggregate fair value of $ $61,677.

During the three months ended March 31, 2022, the Company recognized $108,260 of expense relating to the vesting common stock issued to one of its officers.

Note 6 – Legal Proceedings

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of March 31, 2022 and December 31, 2021.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation. This matter is now settled, and the parties are adhering to a payment plan with a current balance due of $49,800 to be paid through August, 2022.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May, 2021, and is making installment payments until paid off in May, 2023.

Note 7 – Income Taxes

On December 22, 2017, the President of the United States of America signed tax reform legislation (the “2017 Tax Act”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax regulations. Among these changes, the 2017 Tax Act reduces the corporate tax rate from 35% to 21% effective December 31, 2017. The Company has incorporated all other changes resulting from the 2017 Tax Act in its tax related accounts for the periods ended March 31, 2022 and December 31, 2021.

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

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q and determined that no material events occurred.

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

Company Overview

Globe Net Wireless Corp. was incorporated under the laws of the State of Nevada, U.S. on September 4, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 15, 2013. On August 19th, 2021, the Company entered into a Merger Agreement with Stemtech Corporation by which the Company acquired one hundred percent of the shares of STEMTECH CORPORATION in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the company.

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

Three-Month Period Ended March 31, 2022 Compared to the Three-Month Period Ended March 31, 2021.

During the three months ending March 31, 2022 and 2021, net sales were $1,156,308 and $1,075,761, respectively. The increase was primarily due to more independent distributors and sales prices.

During the three months ended March 31, 2022 and 2021, our total operating expenses were $1,074,233 and $970,703, respectively. The increase is primarily due to an increase in commissions and salaries.

During the three months ending March 31, 2022 and 2021, total non-operating expenses were $328,880 and $95,370, respectively, resulting in an increase of $233,510. The difference is primarily due to $525,366 increase of interest expense on notes payable, partially offset by the $197,510 gain from the change in fair value of derivative liabilities in connection with the note payable issued in September 2021.

The net loss attributable to Stemtech for the three months ended March 31, 2022 and 2021, was $497,740 and $166,758, respectively. The increase in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $497,740 and $166,758 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we met our short-term liquidity requirements from our existing cash reserves.

As of March 31, 2022, our current assets were $1,054,930 compared to $1,600,039 in current assets at December 31, 2021. As of March 31, 2022, our current liabilities were $9,505,352 compared to $9,387,038 at December 31, 2021. Current liabilities at March 31, 2022 were comprised of $4,027,075 of derivative liabilities, $3,776,953 of accounts payable and accrued expenses, $1,620,703 in convertible notes and $80,621 in current operating lease liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2022, net cash flows used in operating activities were $80,917 which is primarily due the change in working capital accounts. The net loss of $509,402 and $197,510 gain from the change in fair value of derivative liabilities was offset by the $551,471 depreciation and amortization expense and $108,260 of stock compensation expense. Adjustments for changes in operating assets and liabilities were due to a decrease in accounts payable and accrued expenses of $278,453, partially offset by an increase in inventories of $152,590 and prepaid expenses of $80,002.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the three-month period ended March 31, 2022, we used $30,835 of cash from financing activities which mainly consists of payments on notes payable. For the three months ended March 31, 2021, net cash flows provided by financing activities were $53,505.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of March 31, 2022 and December 31, 2021.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation. This matter is now settled, and the parties are adhering to a payment plan with a current balance due of $49,800 to be paid through August, 2022.

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

Stemtech Corporation

Date: May 16, 2022	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/James Cardwell
James Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

