Form 10-Q/A
period 2021-09-30
Stemtech Corp
filed 2022-06-06
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 44,685,673 shares of common stock, $0.001 par value, issued and outstanding as of June 6th, 2022.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2021, is solely to rectify a mistake on the cover page where the Company inadvertently checked the box as a shell company.

On August 20, 2021, the Company filed a current report on Form 8-K (the “Non-Shell 8-K) with the SEC to include Item 5.06, effectively taking it out of shell status. The Form 10-Q information and disclosure is consistent with the Non-Shell 8-K. This Amendment corrects the mistake on the cover page of the Form 10-Q to properly reflect and disclose that the Company is not a shell company.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 19, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. - Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

101 INS	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: June 6, 2022	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2022	By:	/s/ James Cardwell
James Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)