Form 10-Q/A
period 2022-03-31
Stemtech Corp
filed 2022-06-06
CIK 1511820

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022, is solely to rectify a mistake on the cover page where the Company inadvertently checked the box as a shell company.

On August 20, 2021, the Company filed a current report on Form 8-K (the “Non-Shell 8-K) with the SEC to include Item 5.06, effectively taking it out of shell status. The Form 10-Q information and disclosure is consistent with the Non-Shell 8-K. This Amendment corrects the mistake on the cover page of the Form 10-Q to properly reflect and disclose that the Company is not a shell company.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 16, 2022 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. - Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

101 INS	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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