Form 10-Q
period 2022-06-30
Stemtech Corp
filed 2022-08-23
CIK 1511820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(954) 715-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	STEK	OTC Markets Group

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 44,795,673 shares of common stock, $0.001 par value, issued and outstanding as of August 18, 2022.

STEMTECH CORPORATION

FORM 10-Q

June 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$399,729	$828,206
Accounts receivable, net	24,072	10,720
Inventory, net (Note 2)	201,127	436,405
Prepaid expenses and other current assets	220,517	324,708
Total current assets	845,445	1,600,039

Non-current assets:
Furniture and fixtures, net	30,667	33,168
Intangible assets, net	3,199,521	3,406,714
Goodwill	467,409	467,409
Operating lease right-of-use assets – net	146,847	174,100
Long term deposits	29,027	38,692
Total other assets	~~3,873,471~~	4,120,083
Total assets	$4,718,916	$5,720,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,865,725	$4,050,798
Notes payable, net of discount (Note 3)	1,569,299	1,055,910
Factoring liability (Note 5)	217,907	-
Operating lease liabilities - current	65,359	55,745
Derivative liabilities (Note 4)	27,612,689	4,224,585
Total current liabilities	33,330,979	9,387,038

Non-current liabilities:
Notes payable - noncurrent (Note 3)	77,642	219,465
Operating lease liabilities - noncurrent	82,617	119,065
Total non-current liabilities	160,259	338,530
Total liabilities	33,491,238	9,725,568
Commitments and contingencies (Note 10)
Stockholders’ deficit
Common stock, $0.001 par value: 200,000,000 shares authorized; 44,795,673 and 44,685,673 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	44,795	44,685
Additional paid in capital	10,663,909	10,116,296
Accumulated other comprehensive loss	(267,548)	(430,255)
Accumulated deficit	(38,529,297)	(13,086,318)
Stemtech Corporation shareholders’ deficit	(28,088,141)	(3,355,592)
Non-controlling interest in subsidiaries	(684,181)	(649,854)
Total stockholders’ deficit	(28,772,322)	(4,005,446)
Total liabilities and stockholders’ deficit	$4,718,916	$5,720,122

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three-months ending June 30,		For the six-months ending June 30,
	2022	2021	2022	2021

NET SALES	$1,276,424	$1,025,112	$2,432,732	$2,100,873

Cost of goods sold	382,831	268,878	629,057	448,760
Freight-in	10,382	285	26,753	548
TOTAL COST OF GOODS SOLD	393,213	269,163	655,810	449,308
GROSS PROFIT	883,211	755,949	1,776,922	1,651,565

COST OF OPERATIONS
Commissions	293,140	142,452	455,052	241,582
Selling and marketing	139,275	81,355	279,584	210,960
General and administrative	1,478,990	1,110,358	2,251,002	1,852,326
TOTAL OPERATING EXPENSES	1,911,405	1,334,165	2,985,638	2,304,868

LOSS FROM OPERATIONS	(1,028,194)	(578,216)	(1,208,716)	(653,303)

OTHER INCOME (EXPENSE):
Other expenses, net	(927)	(62,647)	(1,951)	(67,409)
Interest expense	(645,651)	(132,360)	(1,171,017)	(222,590)
Change in fair value of derivative liabilities	(22,538,626)	-	(22,341,116)	-
Loss on extinguishment of debt	(878,806)	-	(878,806)	-
Gain on forgiveness of PPP Loan	124,300	-	124,300	-
TOTAL OTHER EXPENSE	(23,939,710)	(195,007)	(24,268,590)	(289,999)

LOSS BEFORE INCOME TAXES	(24,967,904)	(773,223)	(25,477,306)	(943,302)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(24,967,904)	$(773,223)	$(25,477,306)	$(943,302)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,665)	(10,658)	(34,327)	(14,735)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(24,948,239)	$(762,565)	$(25,442,979)	$(928,567)

Net loss per common share
Basic	$(0.56)	$(0.02)	$(0.57)	$(0.03)
Diluted	$(0.56)	$(0.02)	$(0.57)	$(0.03)

Shares used to compute loss per share
Basic	44,712,562	35,684,022	44,699,117	35,311,381
Diluted	44,712,562	35,684,022	44,699,117	35,311,381

Comprehensive loss
Net loss	$(24,948,239)	$(762,565)	$(25,442,979)	$(928,567)
Change in foreign currency translation adjustments	367,960	466,980	162,707	203,483
Comprehensive loss available to common stockholders	$(24,580,279)	$(295,585)	$(25,280,272)	$(725,084)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	controlling Interest	Stockholders’ Equity

Balance at March 31, 2021	35,213,304	$35,211	$8,330,275	$(6,174,857)	$(674,247)	1,516,382	$(620,285)	896,097
Stock based compensation	2,079,396	2,080	301,598	-	-	303,678	-	303,678
Foreign currency translation adjustment	-	-	-	-	466,980	466,980	-	466,980
Non-controlling interest	-	-	-	-	-	-	(10,658)	(10,658)
Net loss	-	-	-	(762,565)	-	(762,565)	-	(762,565)
Balance at June 30, 2021	$37,292,700	$37,291	$8,631,873	$(6,937,422)	$(207,267)	$1,524,475	$(630,943)	$893,532

Balance at December 31, 2020	34,246,498	$34,246	$8,269,563	$(6,008,855)	$(410,750)	$1,884,204	$(616,208)	$1,267,996
Effect of recapitalization	540,000	539	(539)	-	-	-	-	-
Stock based compensation	2,506,202	2,506	362,849	-	-	365,355	-	365,355
Foreign currency translation adjustment	-	-	-	-	203,483	203,483	-	203,483
Non-controlling interest	-	-	-	-	-	-	(14,735)	(14,735)
Net loss	-	-	-	(928,567)	-	(928,567)	-	(928,567)
Balance at June 30, 2021	$37,292,700	$37,291	$8,631,873	$(6,937,422)	$(207,267)	$1,524,475	$(630,943)	$893,532

Balance at March 31, 2022	44,685,673	$44,685	$10,224,556	$(13,581,058)	$(635,508)	(3,947,325)	$(664,516)	$(4,611,841)
Stock based compensation	-	-	109,463	-	-	109,463	-	109,463
Stock issued for services	10,000	10	29,990	-	-	30,000	-	30,000
Stock issued for loan extension	100,000	100	299,900	-	-	300,000	-	300,000
Foreign currency translation adjustment	-	-	-	-	367,960	367,960	-	367,960
Non-controlling interest	-	-	-	-	-	-	(19,665)	(19,665)
Net loss	-	-	-	(24,948,239)	-	(24,948,239)	-	(24,948,239)
Balance at June 30, 2022	44,795,673	$44,795	$10,663,909	$(38,529,297)	$(267,548)	$(28,088,141)	$(684,181)	$(28,772,322)

Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	-	-	217,723	-	-	217,723	-	217,723
Stock issued for services	10,000	10	29,990	-	-	30,000	-	30,000
Stock issued for loan extension	100,000	100	299,900	-	-	300,000	-	300,000
Foreign currency translation adjustment	-	-	-	-	162,707	162,707	-	162,707
Non-controlling interest	-	-	-	-	-	-	(34,327)	(34,327)
Net loss	-	-	-	(25,442,979)	-	(25,442,979)	-	(25,442,979)
Balance at June 30, 2022	44,795,673	$44,795	$10,663,909	$(38,529,297)	$(267,548)	$(28,088,141)	$(684,181)	$(28,772,322)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ending June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(25,477,306)	$(943,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,717	223,986
Stock compensation expense	217,723	367,004
Stock issued to vendor for services	30,000	-
Amortization of debt discount	1,028,375	-
Amortization of right of use asset	27,253	22,928
Change in fair value of derivative liabilities	22,341,116	-
Loss on extinguishment of debt	878,806	-
Gain on forgiveness of PPP Loan	(124,300)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,352)	13,320
Inventory	235,278	(21,378)
Prepaid expenses and other current assets	104,191	(56,707)
Accounts payable and accrued expenses	(192,096)	119,499
Long term deposits	9,665	(49,833)
Operating lease liabilities	(26,834)	(22,307)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(744,764)	(346,790)

FINANCING ACTIVITIES
Proceeds from factoring liability	241,000	176,245
Return of principal	88,215	-
Repayment of note payable and factoring liability	(175,635)	(58,664)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	153,580	117,581

Effects of currency translation on cash	162,707	203,483

Net increase (decrease) in cash	(428,477)	(25,726)
Cash, beginning of period	828,206	133,065
Cash, end of period	$399,729	$107,339

Supplemental Disclosure of Cash Flow Information
Recognition of right of use asset - operating lease	$53,463	$-

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Stemtech Corporation and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the previous name Globe Net Wireless Corp. On November 19th, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14th, 2022, FINRA gave final approval for said name change, as seen by the 8K filed that date. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, OraStem® (Oral Health Care), and D-Fuze™ (Electromagnetic Frequency Blocker).

On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger was accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end date from August to December.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its nine (9) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech Canada, Inc. (Canada)
3.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
5.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia”)
6.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
7.	Stemtech Taiwan Holding, Inc. (“U.S.A.”)
8. 9.	Tecrecel S.A. (“Ecuador”) Food & Health Tech Foodhealth SA (“Ecuador”)

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $38.5 million and a working capital deficiency of approximately $32.4 million at June 30, 2022. The Company has funded its activities to date almost exclusively from debt and equity financings. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of June 30, 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory comprised of finished goods, work in process and raw materials are valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary on June 30, 2022 and 2021.

Inventory consists of the following components:

	June 30,	December 31,
	2022	2021
Finished goods	$119,771	$249,659
Raw materials	81,356	186,746
Total Inventory	$201,127	$436,405

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. As of June 30, 2022, the Company had a reserve for sales returns of approximately $8,813, which is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Note 3 – Notes Payable

	June 30, 2022	December 31, 2021
Secured Royalty Participation Agreements (1)	$150,000	$150,000
Vehicle and equipment loans (2)	16,503	18,123
Notes payable (3) (6)	285,000	285,000
Convertible notes payable, net of discount (4)	1,062,980	602,787
SBA loans (5)	132,458	219,465
Total notes payable, net of discount	$1,646,941	$1,275,375

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000 ($100,000 on June 15, 2018 and $50,000 on June 22, 2018). The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for 12 months being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations.

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due of $16,503 and $18,123 as of June 30, 2022 and December 31, 2021, respectfully.

(3)	In 2019, the Company entered into various promissory notes with lenders in the aggregate principal balance of $375,000, net of discount. The effective interest rates of the notes are 10% and mature within one year. In addition, the Company issued 45,000 shares of common stock in the aggregate for the commitment of resulting in a charge of $22,500 to debt discount. In 2020, the Company entered into various promissory notes with lenders in the aggregate principal balance of $225,000 with effective interest rates between 8% and 10% per annum. Each of these notes were extended until January 1, 2023. The outstanding balance of these notes and the notes issued in 2019 was $275,000 both as of June 30, 2022 and December 31, 2021.

(4)

During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors. The notes have maturity dates between nine months and three years and have interest rates between 8% and 12% per annum. The Company also issued 154,173 shares of common stock and granted warrants to purchase 2,400,000 shares of common stock at $3.00 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value. The balance of the notes, net of discount, as of June 30, 2022 and December 31, 2021 was $1,062,980 and $602,787, respectively.

During the second quarter of 2022, one of the nine month notes was extended for an additional 60 days. As consideration for the 60 day extension, the Company agreed to pay 100,000 shares of common stock to the note holder, reduce the conversion price of the note, and reprice the associated warrants from $3 per share to $1 per share. The new conversion price shall be equal to the lower of (i) 50% of the lowest volume weighted average prices for Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the 30 trading days ending on, and including, the date of the notice of conversion and (ii) Closing Price on the Closing Date, not to exceed $2.25.

(5)	During the year ended December 31, 2021, the Company was granted loans (the “PPP Loans”) from the Small Business Administration in the aggregate amount of $250,535, pursuant to the and Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The PPP Loans, which was in the form of a note that was granted in May 2020 and April 2021, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. On May 11, 2022, the SBA granted forgiveness of one of the outstanding PPP loans for $124,300. As of June 30, 2022 and December 31, 2021, the balance of the PPP Loans was $132,458 and $219,465, respectfully. On July 15, 2022, the SBA forgave the other PPP loan for $124,372.

(6)	On October 20, 2021, The Company issued two promissory notes to investors for a total of $10,000. The notes mature in one year and have interest rates of 8.5% per annum. The balance of these notes was $10,000 as of June 30, 2022 and December 31, 2021.

Note 4 – Derivative Liabilities

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock , which gives rise to a Derivative Liability which is a non-cash liability. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors (Note 3) with embedded beneficial conversion features that meet the definition of a derivative and require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $8,777,957. As a result of the loan extension (Note 3), warrants were repriced from $3 per share to $1 per share which triggered a reset provision on certain warrant holders’ previously granted warrants whereby their exercise price was reduced from $3 to $1 and the agreement entitled them to an additional 3,800,000 shares of common stock upon exercise. The loss from the change in fair value of derivative liability during the three and six months ending June 30, 2022 was $22,538,626 and $22,341,116, respectively. There was no derivative liability during the three and six month ending June 30, 2021. The change in fair value of derivative liability is a noncash item.

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2021	$1,252,397	$2,972,188	$4,224,585
Change due to redemptions	(305,944)	-	(305,944)
Change due to issuances	530,040	822,892	1,352,932
Change in fair value	988,040	21,353,076	22,341,116
Balance as of June 30, 2022	$2,464,533	$25,148,156	$27,612,689

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the six months ended June 30, 2022 is as follows:

Stock price	$3.00 –5.00
Contractual term (in years)	0.08 – 2.29
Volatility (annual)	61.2% - 79.5%
Risk-free rate	1.81% - 2.49%

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

Note 5 – Factoring Liability

In the second quarter of 2022, the Company entered into two non-recourse agreements for the sale of future receipts receiving net proceeds of $241,000 which provides the Company with the ability to convert our account receivables into cash. Under the terms of the agreements, the Company must pay a specified amount each day until the financed receivables are fully paid. The agreements have an effective interest rate of approximately 95% and 105%, respectively. The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable. The agreement remains in effect through January 10, 2023

The Company accounts for this agreement as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of June 30, 2022, there was an outstanding balance of $217,907. There was no outstanding balance as of December 31, 2021.

Note 6 – Stockholders’ (Deficit) Equity

Stock based compensation

During the three and six-months ending June 30, 2021, the Company issued 2,079,396 and 2,506,202 shares of common stock, respectively, to an officer and investors, with an aggregate fair value of $303,678 and $365,355, respectively.

During the three and six-months ended June 30, 2022, the Company issued 10,000 shares of stock to a vendor for services for a value of $30,000. The Company also recognized $108,260 and $217,723 of expense relating to the vesting common stock issued to one of its officers for the three and six months ended June 30, 2022, respectively.

Stock issued for loan extension

Per Note 3, on June 8, 2022, the Company issued 100,000 shares of common stock valued at $300,000 to one of its note holders per the loan extension agreement (Note 3).

Note 7 – Legal Proceedings

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of June 30, 2022 and December 31, 2021.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation relating to a period prior to the new management team taking control in 2018. This matter is now settled, and the parties are adhering to a payment plan with a current balance due of $9,800 to be paid through August, 2022.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases relating to a period prior to the new management team taking control in 2018. The Company settled this matter with Canon Financial Services out of Court for $10,664 in May, 2021, and is making installment payments until paid off in May, 2023.

Note 8 – Income Taxes

Prior to 2018, when the Company was acquired by the current management ownership group, the Mexican Tax Authorities completed an audit of Stemtech Mexico for the 2013 fiscal year and have issued a preliminarily assessment of $2.5 million tax liability including interest and penalties. The Company believes this assessment to be unfounded and in 2019 the Mexican subsidiary engaged local legal representation to contest this assessment via the Tax Court. This process is anticipated to minimize any potential tax and may take an additional 2 to 3 years to be resolved. The Company estimated the final assessment to approximately $250,000, but the Company believes it is not probable than the Company will be liable for these amounts and therefore no amount has been accrued for this action.

Note 9 – Subsequent Events

On July 13, 2022, the Company entered into an Amendment of its original Promissory Convertible Note of September 1, 2021 with the note holder. The terms of the original Note were Amended to increase the principal balance of the Note by $70,833; as well as granting 186,220 Warrants and 75,512 common shares as consideration for a 90 day extension of the Note.

On August 18, 2022, the Company entered into an additional amendment of a previous amendment dated May 31, 2022, of its original Promissory Convertible Note executed on September 3, 2021. Under the terms the new amendment dated, August 18, 2022, the note is extended until September 30, 2022 and in exchange, the Company agreed to provide the note holder with a 200,000 shares of common stock.  In addition, the Note Holder also agreed to cancel 500,000 warrants previously issued to the Note Holder in exchange for an additional 200,000 shares of Company’s common stock.

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

In order to grow our company’s IBPs post pandemic, we are now reinstituting in-person meetings, contests such as a travel incentive which began August 1 for trip to Cancun in December, cruises, Business Academies for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Media Sharing. Stemtech announced on July 25th the partnering with industry leading VERB TECHNOLOGY in launching Interactive Video and Livestreaming Sales Enablement Apps to strengthen the direct sales channel. The new mobile app, “Stemtech Advance Office” is based on the VERB leading-edge platform which enables IBPs to share recruiting materials and track prospective members. This will launch early September, a few weeks from now.

Stemtech launched a new marketing program in January, 2022, and our sales continue to come from returning consumers who believe in the quality products, as well as new members. Until September 2021, the Company had operated on an extremely tight budget, with inadequate working capital and difficulties fulfilling orders. Since the cash infusions noted in “Financing” infra, the company now has the resources to contact and re-engage the over 200,000 former distributors. With this new cash infusion, the Company has engaged experienced marketing and social media professionals to initiate new marketing strategies which are expected to bring increased activity. Moreover, we are now better positioned to absorb significant new clientele either as product consumers or business builders, as the company has directed significant cash towards our inventory and marketing efforts. Management conservatively believes that given the cash on hand and working expenditures as describe above, we can reinvigorate sales to be more consistent with the company’s previous revenue historically, as we were recognized 4 separate years in the Inc 5000 Magazine’s list of fastest growing companies.

The network marketing industry companies are known for their potential explosive growth and with more network marketers looking for a new home, Stemtech is well positioned. With our legacy of being in business for over 16 years, industry experience, and scientific knowledge, with products in the expanding stem cell nutrition market, our strong and profitable compensation plan for our Field, we are set to enter the typically invigorated end of Q3 and Q4 period with much anticipated growth. Management believes that the highest growth is upcoming in the next two to three years. General economic conditions with inflation factoring largely in today’s market, people are looking for an income-earning opportunity. Being their own boss and working while enjoying a desired lifestyle. Quality of life issues are in the IBPs control. Combined with Stemtech’s patented anti-aging and longevity products, it is inevitable that a momentum phase will propel the company to achieve our projections.

Stemtech is working to add new products in the stem cell arena. Forecasts for the stem cell industry, whether stem cell therapy, stem cell pharma, stem cell technology or stem cell nutrition, are indicating explosive growth between 2022 and 2026, reaching estimated business volumes of USD $26 billion with a CAGR of 10.34 percent, according to “Research and Markets” a recognized industry publication and authority. As the pioneer in stem cell nutrition since 2005, Stemtech’s growth opportunities are significant.

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

Three-Month Period Ended June 30, 2022 Compared to the Three-Month Period Ended June 30, 2021.

During the three months ending June 30, 2022 net sales were $1,276,424 versus $1,025,112, for a positive variance of $251,312 or 25%. This variance is due to increase IBPs and management anticipates net sales to increase further as it has recently implemented a price increase, however current economic risks of recession can influence this.

During the three months ending June 30, 2022, cost of goods sold was $393,213 versus $269,163, for a positive variance of $124,050 or 46%. This variance is line with the increase in sales during the three months ended June 30, 2022.

During the three months ended June 30, 2022 and 2021, our commissions expenses were $293,140 and $142,452, respectively, resulting in an increase of $150,688, or 106%. The variance is in line with increased sales during the three months ended June 30, 2022.

During the three months ended June 30, 2022 and 2021, our general and administrative expenses were $1,478,990 and $1,110,358, respectively, resulting in an increase of $368,632, or 33%. The increase is primarily due to hiring of consultants and increase in regulatory fees.

During the three months ended June 30, 2022 and 2021, our selling and marketing expenses were $139,275 and $81,355, respectively, resulting in an increase of $57,920, or 71%. The increase is primarily due approximately $25,000 business academy in Mexico and overall increase in marketing spend during the three months ended June 30, 2022.

During the three months ending June 30, 2022 and 2021, total non-operating expenses were $23,939,710 and $195,007, respectively, resulting in an increase of $23,744,703. The difference is primarily due to $22,538,626 loss from change in fair value of derivative liabilities, $878,806 loss on extinguishment of debt and $513,291 increase of interest expense on notes payable, partially offset by the $124,300 gain on forgiveness of PPP Loan.

The net loss attributable to Stemtech for the three months ended June 30, 2022 and 2021, was $24,948,239 and $762,565, respectively. The increase in net loss was caused by the factors described above.

Six-Month Period Ended June 30, 2022 Compared to the Six-Month Period Ended June 30, 2021.

During the six months ending June 30, 2022 and 2021, net sales were $2,432,732 and $2,100,873, respectively, resulting in an increase of $331,859, or 16%. This variance is due to increase IBPs and management anticipates net sales to increase further as it has recently implemented a price increase, however current economic risks of recession can influence this.

During the six months ending June 30, 2022, cost of goods sold was $655,810 versus $449,308, for a positive variance of $206,502 or 46%. This variance is line with the increase in sales during the six months ended June 30, 2022.

During the six months ended June 30, 2022 and 2021, our commissions expenses were $455,052 and $241,582, respectively, resulting in an increase of $213,470, or 88%. The variance is in line with increased sales during the six months ended June 30, 2022.

During the six months ended June 30, 2022 and 2021, our selling and marketing expenses were $279,584 and $210,960, respectively, resulting in an increase of $68,624, or 33%. The increase is primarily due approximately $25,000 business academy in Mexico and overall increase in marketing spend during the six months ended June 30, 2022.

During the six months ended June 30, 2022 and 2021, our general and administrative expenses were $2,251,002 and $1,852,326, respectively, resulting in an increase of $398,676, or 22%. The increase is primarily due to hiring of consultants and increase in regulatory fees.

During the six months ended June 30, 2022 and 2021, our total operating expenses were $2,985,638 and $2,304,868, respectively, resulting in an increase of $680,770, or 30%. The increase in operating expenses was caused by the factors described above.

During the six months ending June 30, 2022 and 2021, total non-operating expenses were $24,268,590 and $289,999, respectively, resulting in an increase of $23,978,591. The difference is primarily due to $23,341,116 loss from change in fair value of derivative liabilities, $878,806 loss on extinguishment of debt and $948,427 increase of interest expense on notes payable, partially offset by the $124,30 gain on forgiveness of PPP Loan.

It should be noted that the large increase in the derivative liability is due to the fact that the convertible notes payable and the warrants have significant intrinsic value due to our rising stock price. If the warrants are exercised and the notes are converted, the liability amount will be absorbed to Shareholders’ Equity.

The net loss attributable to Stemtech for the six months ended June 30, 2022 and 2021, was $25,442,979 and $928,567, respectively. The increase in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $25,477,306 and $943,302 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we met our short-term liquidity requirements from the issuance of notes payable and our existing cash reserves.

As of June 30, 2022, our current assets were $845,445 compared to $1,600,039 in current assets at December 31, 2021. As of June 30, 2022, our current liabilities were $33,330,979 compared to $9,387,038 at December 31, 2021. Current liabilities at June 30, 2022 were comprised of $27,612,689 of derivative liabilities, $3,865,725 of accounts payable and accrued expenses, $1,569,299 in notes payable, net of discount, $217,907 in factoring liability and $65,359 in current operating lease liabilities.

The derivative liability and associated loss from its change in fair value are noncash items and fluctuate due to our rising stock price. If the warrants are exercised and the notes are converted, the liability amount will be absorbed to Shareholders’ Equity.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-months ending June 30, 2022, net cash flows used in operating activities were $744,764 which is primarily due the net loss of $25,477,306 offset by approximately $24,615,000 of noncash items as well as the changes in working capital accounts. The noncash items primarily consist of a $22,341,116 loss from the change in fair value of derivative liabilities, $1,028,375 amortization of debt discount, $217,723 of stock based compensation, $217,717 of depreciation and amortization, $878,806 of loss on extinguishment of debt, and a partial offset by the $124,300 gain on forgiveness of the PPP Loan. Adjustments for changes in operating assets and liabilities were due to an increase in inventories of $235,278 and prepaid expenses of $104,191, partially offset by decrease in accounts payable and accrued expenses of $192,096.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the six-month period ended June 30, 2022, $153,580 cash provided from financing activities mainly consists of proceeds of factoring liability of $241,000. For the six months ended June 30, 2021, net cash flows provided by financing activities were $117,581 from proceeds of notes payable.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of June 30, 2022 and December 31, 2021.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation relating to a period prior to the new management team taking control in 2018. This matter is now settled, and the parties are adhering to a payment plan with a current balance due of $9,800 to be paid through August, 2022.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases relating to a period prior to the new management team taking control in 2018. The Company settled this matter with Canon Financial Services out of Court for $10,664 in May, 2021, and is making installment payments until paid off in May, 2023

Item 1A. Risk Factors

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

Stemtech Corporation

Date: August 22, 2022	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2022	By:	/s/James Cardwell
James Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

