Form 10-Q
period 2022-09-30
Stemtech Corp
filed 2022-11-23
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10370 USA Today Way

Miramar, FL, 33025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 48,625,347 shares of common stock, $0.001 par value, issued and outstanding as of November 18, 2022.

STEMTECH CORPORATION

FORM 10-Q

SEPTEMBER 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	the size and growth of the potential markets for our products and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our products;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	regulatory developments in the U.S. and foreign countries, especially those related to change in, and enforcement of, cannabis laws;

•	our ability to obtain and maintain intellectual property protection for our products; and

•	the anticipated trends and challenges in our business and the market in which we operate.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash	$123,086	$828,206
Accounts receivable, net	39,754	10,720
Inventory, net	181,797	436,405
Prepaid expenses and other current assets	255,056	324,708
TOTAL CURRENT ASSETS	599,693	1,600,039

Property and equipment, net	30,703	33,168
Intangible assets, net	3,096,761	3,406,714
Long term deposits	28,416	38,692
Operating lease right-of-use assets - net	127,713	174,100
Goodwill	467,409	467,409
TOTAL ASSETS	$4,350,695	$5,720,122

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,868,164	$4,050,798
Operating lease liabilities - current	62,018	55,745
Notes payable, net of discount	1,391,506	1,055,910
Financing Arrangement	239,986	–
Derivative liability	3,433,405	4,224,585
TOTAL CURRENT LIABILITIES	8,995,079	9,387,038

Notes payable - Long term	–	219,465
Operating lease liabilities - noncurrent	71,552	119,065
TOTAL LIABILITIES	9,066,631	9,725,568

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value; 200,000,000 shares authorized; 48,625,347 and 44,685,673 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	48,626	44,685
Additional paid in capital	17,736,628	10,116,296
Accumulated other comprehensive loss	(673,922)	(430,255)
Accumulated deficit	(21,112,380)	(13,086,318)
Stemtech Corporation shareholders’ deficit	(4,001,048)	(3,355,592)
Non-controlling interest in subsidiaries	(714,888)	(649,854)
TOTAL STOCKHOLDERS’ EQUITY	(4,715,936)	(4,005,446)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,350,695	$5,720,122

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ending		For The Nine Months Ending
	September 30,		September 30,
	2022	2021	2022	2021

NET SALES	$1,047,030	$907,854	$3,479,762	$3,008,727

COST OF GOODS SOLD:
Cost of goods sold	160,509	126,980	789,566	575,740
Freight-in	20,090	(548)	46,843	–
TOTAL COST OF GOODS SOLD	180,599	126,432	836,409	575,740

GROSS PROFIT	866,431	781,422	2,643,353	2,432,987

OPERATING EXPENSES:
Commissions	306,293	133,492	761,345	375,074
Selling and marketing	120,434	93,316	400,018	304,276
General and administrative	3,822,131	1,290,374	6,073,133	3,142,700
TOTAL OPERATING EXPENSES	4,248,858	1,517,182	7,234,496	3,822,050

OPERATING LOSS	(3,382,427)	(735,760)	(4,591,143)	(1,389,063)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	18,229,091	2,710,228	(4,112,025)	2,710,228
Gain on forgiveness of PPP Loan	126,525	–	250,825	–
Interest expense	(1,833,911)	(7,322,599)	(3,004,928)	(7,545,189)
Other income and expenses, net	9,284	28,479	7,333	(38,930)
Gain on extinguishment of debt	4,237,648	–	3,358,842	–
TOTAL OTHER INCOME (EXPENSE)	20,768,637	(4,583,892)	(3,499,953)	(4,873,891)

INCOME (LOSS) BEFORE INCOME TAXES	17,386,210	(5,319,652)	(8,091,096)	(6,262,954)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$17,386,210	$(5,319,652)	$(8,091,096)	$(6,262,954)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(30,707)	(10,262)	(65,034)	(24,997)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$17,416,917	$(5,309,390)	$(8,026,062)	$(6,237,957)

Net loss per common share
Basic	$0.38	$(0.28)	$(0.18)	$(0.47)
Diluted	$0.38	$(0.28)	$(0.18)	$(0.47)

Shares used to compute loss per share
Basic	$45,588,294	$19,103,079	$44,983,240	$13,259,899
Diluted	$45,588,294	$19,103,079	$44,983,240	$13,259,899

Comprehensive loss
Net loss	$17,416,917	$(5,309,390)	$(8,026,062)	$(6,237,957)
Change in foreign currency translation adjustments	(406,374)	(477,992)	(243,667)	(274,509)
Comprehensive loss available to common stockholders	$17,010,543	$(5,787,382)	$(8,269,729)	$(6,512,466)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Sub total	Interest	Equity
Balance at December 31, 2020	540,000	$540	$102,366	$(334,849)	$–	$(231,943)	$–	$(231,943)
Stock based compensation	1,854,979	1,855	382,149	–	–	384,004	–	384,004
Shares issued for services	1,652,591	1,653	240,347	–	–	242,000	–	242,000
Stock issued as debt discount	154,173	154	462,365	–	–	462,519	–	462,519
Effect of reverse merger transaction with Stemtech Corporation	34,246,497	34,246	7,914,766	(5,674,006)	(410,750)	1,864,256	(616,208)	1,248,048
Foreign currency translation adjustment	–	–	–	–	(274,509)	(274,509)	–	(274,509)
Non-controlling interest	–	–	–	–	–	–	(24,997)	(24,997)
Net loss	–	–	–	(6,237,957)	–	(6,237,957)	–	(6,237,957)
Balance at September 30, 2021	38,448,240	$38,448	$9,101,993	$(12,246,812)	$(685,259)	$(3,791,630)	$(641,205)	$(4,432,835)

Balance at June 30, 2021	540,000	$540	$153,542	$(402,009)	$–	$(247,927)	$–	$(247,927)
Stock based compensation	1,001,367	1,001	257,999	–	–	259,000	–	259,000
Stock issued as debt discount	154,173	154	462,364	–	–	462,518	–	462,518
Effect of reverse merger transaction with Stemtech Corporation	36,752,700	36,753	8,228,087	(6,535,413)	(207,267)	1,522,160	(630,943)	891,218
Foreign currency translation adjustment	–	–	–	–	(477,992)	(477,992)	–	(477,992)
Non-controlling interest	–	–	–	–	–	–	(10,262)	(10,262)
Net loss	–	–	–	(5,309,390)	–	(5,309,390)	–	(5,309,390)
Balance at September 30, 2021	38,448,240	$38,448	$9,101,993	$(12,246,812)	$(685,259)	$(3,791,630)	$(641,205)	$(4,432,835)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Sub total	Interest	Equity
Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	984,344	986	2,835,125	–	–	2,836,111	–	2,836,111
Stock issued for loan extension	945,512	946	3,620,828	–	–	3,621,774	–	3,621,774
Conversion of convertible notes and accrued interest to common stock	1,935,330	1,935	636,065	–	–	638,000	–	638,000
Shares issued as debt issuance cost	74,488	74	199,926	–	–	200,000	–	200,000
Foreign currency translation adjustment	–	–	–	–	(243,667)	(243,667)	–	(243,667)
Non-controlling interest	–	–	–	–	–	–	(65,034)	(65,034)
Net loss	–	–	–	(8,026,062)	–	(8,026,062)	–	(8,026,062)
Balance at September 30, 2022	48,625,347	$48,626	$17,736,628	$(21,112,380)	$(673,922)	$(4,001,048)	$(714,888)	$(4,715,936)

Balance at June 30, 2022	44,795,673	$44,795	$10,663,909	$(38,529,297)	$(267,548)	$(28,088,141)	$(684,181)	$(28,772,322)
Stock based compensation	–	–	$110,665	–	–	110,665	–	110,665
Stock issued for services	974,344	976	$2,805,135	–	–	2,806,111	–	2,806,111
Conversion of convertible notes and accrued interest to common stock	1,935,330	$1,935	$636,065	–	–	638,000	–	638,000
Stock issued for loan extension	845,512	$846	$3,320,928	–	–	3,321,774	–	3,321,774
Shares issued as debt issuance cost	74,488	$74	$199,926	–	–	200,000	–	200,000
Foreign currency translation adjustment	–	–	–	–	(406,374)	(406,374)	–	(406,374)
Non-controlling interest	–	–	–	–	–	–	(30,707)	(30,707)
Net income	–	–	–	17,416,917	–	17,416,917	–	17,416,917
Balance at September 30, 2022	48,625,347	$48,626	$17,736,628	$(21,112,380)	$(673,922)	$(4,001,048)	$(714,888)	$(4,715,936)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ending September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,091,096)	$(6,262,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,169	325,108
Amortization of right of use asset	46,388	3,366
Stock compensation expense	328,388	626,004
Stock issued for services	2,836,111	–
Amortization of debt discount	2,400,670	138,897
Change in fair value of derivative liabilities	4,112,025	(2,710,228)
Non-cash interest expense from issuance on debt (derivative)	–	7,179,831
Gain on forgiveness of PPP Loan	(250,825)	–
Gain on extinguishment of debt	(3,358,842)	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(29,034)	13,686
Inventory	254,608	39,897
Prepaid expenses and other current assets	69,652	(42,092)
Accounts payable and accrued expenses	406,600	256,194
Accrued payroll	–	1,109
Long term deposits	10,276	(25,169)
Operating lease liabilities	(41,240)	(2,380)
Other liabilities	–	93,908
Net cash used in operating activities	(976,150)	(364,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	341,939	2,638,615
Repayment of note payable	(67,228)	(534,898)
Cash received in recapitalization transaction	–	693
Net proceeds from financing arrangement	239,986	–
Net cash provided by financing activities	514,697	2,104,410

Effects of currency translation on cash	(243,667)	(274,509)

Net increase (decrease) in cash	(705,120)	1,465,078

Cash, beginning of period	828,206	133,065

Cash, end of period	$123,086	$1,598,143

Supplemental Disclosure of Cash Flow Information
Recognition of right of use asset - operating lease	$53,463	$–
Shares issued as debt discount	$–	$462,519

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

On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger was accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (ASC 805, Business Combinations). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end date from August 31 to December 31.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its nine (9) subsidiaries:

1)       Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)

2)       Stemtech Canada, Inc. (Canada)

3)       Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)

4)       Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)

5)       Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia”)

6)       Stemtech Malaysia Sdn. Bhd. (“Malaysia”)

7)       Stemtech Taiwan Holding, Inc. (“U.S.A.”)

8)       Tecrecel S.A. (“Ecuador”)

9)       Food & Health Tech Foodhealth SA (“Ecuador”)

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $21.1 million and a working capital deficiency of approximately $8.4 million at September 30, 2022. The Company has funded its activities to date almost exclusively from debt and equity financings. The conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of September 30, 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory comprised of finished goods, work in process and raw materials are valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at September 30, 2022 and December 31, 2021.

Inventory consists of the following components:

	September 30,	December 31,
	2022	2021
Finished goods	$148,317	$249,659
Raw materials	33,480	186,746
Total Inventory	$181,797	$436,405

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. As of September 30, 2022, the Company had a reserve for sales returns of approximately $7,388, which is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Note 3 – Notes Payable

Schedule of Notes Payable as of:

	September 30, 2022	December 31, 2021
Secured Royalty Participation Agreements (1)	$150,000	$150,000
Vehicle and equipment loans (2)	13,603	18,123
Notes payable (3) (6)	285,000	285,000
Convertible notes payable, net of discount (4)	942,903	602,787
SBA loans (5)	–	219,465
Total notes payable, net of discount	$1,391,506	$1,275,375

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000 ($100,000 on June 15, 2018 and $50,000 on June 22, 2018). The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for 12 months being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations.

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due of $13,603 and $18,123 as of September 30, 2022 and December 31, 2021, respectfully.

(3)	In 2019, the Company entered into various promissory notes with lenders in the aggregate principal balance of $375,000, net of discount. The effective interest rates of the notes are 10% and mature within one year. In addition, the Company issued 45,000 shares of common stock in the aggregate for the commitment of resulting in a charge of $22,500 to debt discount. In 2020, the Company entered into various promissory notes with lenders in the aggregate principal balance of $225,000 with effective interest rates between 8% and 10% per annum. Each of these notes were extended until January 1, 2023. The outstanding balance of these notes and the notes issued in 2019 was $275,000 both as of September 30, 2022 and December 31, 2021 plus $68,235 in accrued interest.

(4)

During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors. The notes have maturity dates between nine months and three years and have interest rates between 8% and 12% per annum. The Company also issued 154,173 shares of common stock and granted warrants to purchase 2,400,000 shares of common stock with exercise prices ranging between $2.685 and $3.00 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value. The balance of the notes, net of discount, as of September 30, 2022 and December 31, 2021 was $942,903 and $602,787, respectively plus accrued interest of $367,417.

During the second quarter of 2022, one of the nine-month notes was extended for an additional 60 days, until August 1, 2022. As consideration for the 60-day extension, the Company agreed to pay 100,000 shares of common stock to the note holder, reduce the conversion price of the note, and reprice the associated warrants from $3.00 per share to $1.00 per share. The new conversion price shall be equal to the lower of (i) 50% of the lowest volume weighted average prices for Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the 30 trading days ending on, and including, the date of the notice of conversion and (ii) Closing Price on the Closing Date, not to exceed $2.25. On August 18, 2022, the note was further extended to September 30, 2022, in exchange for 200,000 shares of common stock. During the quarter ended September 30, 2022, $471,333 of principal and $16,666 of accrued interest was converted into 1,605,660 common shares leaving a balance of $39,304 as of September 30, 2022.

On July 13, 2022, one of the notes was extended to September 1, 2022 in exchange for 183,780 warrants to purchase common stock at $3.00 per share, 75,512 shares of common stock and the principal amount of the note was increased by $70,833. On September 8, 2022, the note was further extended to May 26, 2023 and the interest rate increased from 10% to 18% per annum. The Company recognized $252,429 loss on extinguishment from the amendment of the note. On September 16, 2022, $141,007 of principal and $7,743 of accrued interest was converted into 329,670 shares of common stock. The balance of the note on September 30, 2022 was $386,632.

In August 2022 and September 2022, the Company issued an aggregate of $200,000 of convertible notes payable net of discount, in various tranches. The notes accrue interest ranging between 10% and prime plus 8% per annum and mature nine months from the individual tranches. In addition, the lenders received 47,693 warrants with an exercise price of the lowest of $2.685 or 65% of lowest traded price in preceding 30 days and 40,880 warrants with an exercise price of lowest of $2.685 or 50% of VWAP for the preceding 30 days, with all warrants having an expiry of 5 years from the date of issuance.

(5)	During the year ended December 31, 2021, the Company was granted loans (the “PPP Loans”) from the Small Business Administration in the aggregate amount of $250,535, pursuant to the and Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The PPP Loans, which was in the form of a note that was granted in May 2020 and April 2021, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. On May 11, 2022, the SBA granted forgiveness of one of the outstanding PPP loans for $124,300. On July 15, 2022, the SBA forgave the other PPP loan for $124,372. As of September 30, 2022 and December 31, 2021, the balance of the PPP Loans was $0 and $219,465, respectfully.

(6)	On October 20, 2021, The Company issued two promissory notes to investors for a total of $10,000. The notes mature in one year and have interest rates of 8.5% per annum. The balance of these notes was $10,000 as of September 30, 2022 and December 31, 2021 plus accrued interest. Both notes have been extended until January 1, 2023.

Note 4 – Derivative Liabilities

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, which gives rise to a derivative liability which is a non-cash liability. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors (Note 3) with embedded beneficial conversion features that meet the definition of a derivative and require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $8,777,957. As a result of the various loan extension (Note 3), the derivative liabilities were revalued during the nine months ended September 30, 2022. The change in fair value of derivative liability during the three and nine-months ending September 30, 2022 was a $18,229,091 gain and $4,112,025 loss, respectively. The gain from the change in fair value of derivative liability during the three and nine-months ending September 30, 2021 was $2,710,228.

Schedule of Derivative Liabilities

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2021	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	2,934,386	1,952,023	4,886,409
Change due to redemptions	(2,543,413)	(7,246,201)	(9,789,614)
Change in fair value	(63,207)	4,175,232	4,112,025
Balance as of September 30, 2022	$1,580,163	$1,853,242	$3,433,405

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the nine months ended September 30, 2022 is as follows:

Stock price	$0.655 –10.85
Contractual term (in years)	0.00 – 5.00
Volatility (annual)	49.8% - 79.5%
Risk-free rate	1.36% - 3.85%

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

Note 5 – Financing Arrangement

During the period ending September 30, 2022, the Company entered into three non-recourse agreements for the sale of future receipts receiving gross proceeds of $363,450 which provides the Company with the ability to convert our account receivables into cash. Under the terms of the agreements, the Company must pay a specified amount each day until the financed receivables are fully paid. The agreements have an effective interest rate within the range of approximately 36% and 40%, which includes a discount of $118,050. The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable. The agreements remain in effect through to March 8, 2023.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of September 30, 2022, there was an outstanding balance of $239,986. There was no outstanding balance as of December 31, 2021.

Note 6 – Stockholders’ (Deficit) Equity

Stock issuances

On June 8, 2022, the Company issued 10,000 shares of stock to a vendor for services for a value of $30,000.

On June 8, 2022, the Company issued 100,000 shares of common stock valued at $300,000 to one of its note holders per the loan extension agreement (see Note 3).

On July 13, 2022, the Company entered into an Amendment of its original Promissory Convertible Note of September 1, 2021 with the note holder. The terms of the original Note were Amended to increase the principal balance of the Note by $70,833; as well as granting 186,220 Warrants and 75,512 common shares as consideration for a 90-day extension of the Note. The common shares were issued to the lender as well as the original 74,488 common shares that were to be issued upon entering into the original loan agreement dated September 1, 2021. The Company recognized $955,658 loss on extinguishment of the note.

On August 18, 2022, the Company entered into an additional amendment of a previous amendment dated May 31, 2022, of its original Promissory Convertible Note executed on September 3, 2021. Under the terms the new amendment dated, August 18, 2022, the note is extended until September 30, 2022 and in exchange, the Company agreed to provide the note holder with 200,000 shares of common stock. In addition, the Note Holder also agreed to cancel 500,000 warrants previously issued to the Note Holder in exchange for an additional 200,000 shares of Company’s common stock. The Company recognized $423,176 loss on extinguishment of the note and a $1,183,544 gain on extinguishment upon cancellation of the warrants and derivative liabilities associated with the warrants.

On August 26, 2022, the Company cancelled 370,000 warrants previously issued to a Note Holder in exchange for the 370,000 common shares valued at $1,213,710. The Company recognized a $4,028,747 gain on extinguishment upon cancellation of the warrants and derivative liabilities associated with the warrants.

On September 7, 2022, the Company issued 974,344 common shares valued at $2.88, or $2,806,111, to current and past directors for their service prior to the Company completing its going public transaction.

On September 19, 2022, the Company, under the terms of the note, issued 329,670 common shares upon the conversion of $148,870 in notes payable plus $1,250 in transaction fees. Upon conversion and settlement of the derivative liability, the Company recognized a $214,655 gain on extinguishment.

On September 20, 2022, the Company, under the terms of the note, issued 250,438 common shares upon the conversion of $100,000 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $100,808 gain on extinguishment.

On September 29, 2022, the Company, under the terms of the note, issued 1,355,222 common shares upon the conversion of $388,000 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $341,156 gain on extinguishment.

During the three and nine-months ending September 30, 2022, the Company also recognized $110,665 and $328,388 of expense relating to the vesting common stock issued to one of its officers.

During the three and nine-months ending September 30, 2022, the Company issued 3,829,674 and 3,939,674 shares of common stock, respectively, to an officer and investors, with an aggregate fair value of $7,076,551 and $7,624,273, respectively.

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

On August 6, 2019, Ray Carter, the former CEO of Stemtech International, Inc., the former parent company of the Company’s subsidiaries acquired out of the bankruptcy of Stemtech International, Inc. filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of September 30, 2022 and December 31, 2021.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation relating to a period prior to the new management team taking control in 2018. This matter is now settled, and the parties agreed to a payment plan with the final payment having been made in August, 2022.

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

Note 9 – Subsequent Events

On October 24, 2022, the Company acquired 100% of issued and outstanding stock of Life Factor Research, a Wyoming corporation in exchange for 600,000 shares of the Company’s common stock.   In addition, the Company will settle the debts of LFV for an additional shares of the Company’s common stock valued at $180,000.

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

In order to grow our company’s IBPs post pandemic, we are now reinstituting in-person meetings, contests such as a travel incentive which began August 1 for trip to Cancun in December, cruises, Business Academies for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Media Sharing. Stemtech announced on July 25th the partnering with industry leading VERB TECHNOLOGY in launching Interactive Video and Livestreaming Sales Enablement Apps to strengthen the direct sales channel. The new mobile app, “Stemtech Advance Office” is based on the VERB leading-edge platform which enables IBPs to share recruiting materials and track prospective members. This was launch in launched in Q3.

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

Below this IBP level, we have our “DTC” (Direct-To-Consumer) network marketing Distribution model. This integrative model allows us an immediate global presence and ability to operate in multiple countries on any continent. We are uniquely positioned in this post pandemic economy beset by supply chain issues, as this method requires no up-front or required buy-in of inventory, with monthly shipments available for known recurring sales. This platform has us now operating at the intersection of the ecommerce economy, social economy and gig economy.

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

Three-Month Period Ended September 30, 2022 Compared to the Three-Month Period Ended September 30, 2021.

During the three months ending September 30, 2022 net sales were $1,047,030 versus $907,854 the year earlier period, for a positive variance of $139,176 or 15.3%. This variance is due to increase IBPs and an increase in prices. Management anticipates revenues to continue to increase as the Company invests in new tools for its IBPs and seeks to increase the number of IBPs, however current economic risks of recession can influence this which is beyond the Company’s control.

During the three months ending September 30, 2022, cost of goods sold was $180,599 versus $126,432 the year earlier period, for a negative variance of $54,167 or 42.8%. This variance is line with the increase in sales during the period.

During the three months ended September 30, 2022, commissions expenses were $306,293 versus $133,492 the year earlier period, for a negative variance of $172,801, or 129.45%. The variance is in line with increased sales and that the Company has increased the global payout to its IBP channel.

During the three months ended September 30, 2022, general and administrative expenses were $3,822,131 versus $1,290,374 the year earlier, for a negative variance of $2,531,757, or 196.2%. The increase is primarily due to hiring of consultants, increase costs relating to meet regulatory reporting and fees as well as the issuance of Stock-based compensation estimated at $2,808,111.

During the three months ended September 30, 2022, selling and marketing expenses were $120,434 versus $93,316 the year earlier, for a negative variance of $27,118, or 29.1%. The increase is primarily due to an overall increase in marketing spend as the Company seeks to continue to increase in its business channel to grow revenues.

During the three months ended September 30, 2022, total operating expenses were $4,248,858 versus $1,517,182 a year earlier, for a negative variance of $2,731,676, or 180.1%. The increase in operating expenses was caused by the factors described above.

During the three months ending September 30, 2022, total non-operating activities was a gain of $20,768,637 versus an expense of $4,583,892 a year earlier, for a positive variance $25,352,529 or 553.1%. The difference is primarily due to $18,229,093 gain from change in fair value of derivative liabilities, $4,237,647gain on extinguishment of debt offset by $1,833,912 in interest expense on notes payable.

The net gain attributable to Stemtech for the three months ended September 30, 2022 and 2021, was $17,416,917 versus a loss of $5,309,768 the prior period. The positive variance was caused by the factors described above.

Nine-Month Period Ended September 30, 2022 Compared to the Nine-Month Period Ended September 30, 2021.

During the nine months ending September 30, 2022, net sales were $3,472,762 versus 3,008,727 a year early, for a positive variance of $471,035, or 15.7%. This variance is due to increase IBPs and increase in prices due to costs increases related to inflation, however current economic risks of recession can influence this.

During the nine months ending September 30, 2022, cost of goods sold was $836,409 versus $575,740, for a negative variance of $260,669 or 45.3%. This variance is line with the increase in sales during the period.

During the nine months ended September 30, 2022, commissions expenses was $761,345 versus $375,074 a year earlier, for a negative variance of $386,271, or 103.0%. The variance is in line with increased sales and that the Company has increased the global payout to its IBP channel.

During the nine months ended September 30, 2022, general and administrative expenses was $6,073,133 versus $3,142,700 a year earlier, for a negative variance of $2,930,433, or 93.3%. The increase is primarily due to hiring of consultants, increase costs relating to meet regulatory reporting and fees as well as the issuance of Stock-based compensation estimated at $2,836,111.

During the nine months ended September 30, 2022, selling and marketing expenses were $400,018 and $304,276 a year earlier, for a negative variance of $95,742, or 31.47%. The increase is primarily due to an overall increase in marketing spend as the Company seeks to continue to increase in its business channel to grow revenues.

During the nine months ended September 30, 2022, total operating expenses were $7,234,496 versus $3,822,050 a year earlier, for a negative variance of $3,412,446, or 89.3%. The increase in operating expenses was caused by the factors described above.

During the nine months ended September 30, 2022, total non-operating expenses were $3,499,953 versus $4,873,891 a year earlier, for a positive variance of $1,373,938, or 28.2%. The difference is primarily due to a loss of $4,112,023 from change in fair value of derivative liabilities, and $3,004,928 in interest expense offset by a gain on the extinguishment of debt in the amount of $3,358,841 and approximately $250,000 gain on forgiveness of PPP Loan.

It should be noted that the significant movement in the derivative liability and gain on extinguishment of debt is due to the fact that the convertible notes payable and the warrants is greatly affected by the change in the stock price and are generally does not affect the cash position of the Company as the greater this amount is the more likely the lenders will convert their convertible notes payable and exercise their warrants and thus provide a cash infusion.

The net loss attributable to Stemtech for the nine months ended September 30, 2022, was $8,026,062 versus $6,237,957 a year earlier. The increase in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $8,091,096 for the nine months ended September 30, 2022 versus $6,237,957 a year earlier. During the nine months ended September 30, 2022, we met our short-term liquidity requirements from the issuance of notes payable, stock issuances and our existing cash reserves.

As of September 30, 2022, our current assets were $599,693 compared to $1,600,039 in current assets at December 31, 2021. As of September 30, 2022, our current liabilities were $8,995,077 compared to $9,387,038 at December 31, 2021. Current liabilities at September 30, 2022 were comprised of $3,433,405 of derivative liabilities, $3,868,164 of accounts payable and accrued expenses, $1,391,506 in notes payable, net of discount, $239,986 in factoring liability and $62,018 in current operating lease liabilities.

The derivative liability and associated loss from its change in fair value are noncash items and fluctuate due to our stock price. If the warrants are exercised and the notes are converted, it would cause the Company to record a gain on extinguishment of debt and Shareholders’ Equity would increase accordingly.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-months ending September 30, 2022, net cash flows used in operating activities were $976,150 which is primarily due the net loss of $8,091,096 offset by approximately $6,444,000 of noncash items as well as the changes in working capital accounts. The noncash items primarily consist of a $4,112,025 loss from the change in fair value of derivative liabilities, $2,400,670 amortization of debt discount, $2,836,111 of stock based compensation, $330,169 of depreciation and amortization, and a partial offset by the $3,358,842 of gain on extinguishment of debt and $250,825 gain on forgiveness of the PPP Loan. Adjustments for changes in operating assets and liabilities were due to an increase in inventories of $254,608 and accounts payable and accrued expenses of $406,600.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the nine-month period ended September 30, 2022, $514,697 cash provided from financing activities consist of $341,939 of issuance of notes payable and net proceeds from financing arrangements of $239,986. For the nine months ended June 30, 2021, net cash flows provided by financing activities were $2,104,410 from proceeds of notes payable.

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

Commitments and Contingencies

None.

Financing

On September 3rd, 2021, the Company executed a Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC (“Leonite”). Per the terms of the Agreements with, the Company was tendered $410,000, which is open with right of redemption for one year. Prior to the maturity date of the Note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should the Fund wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest Intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock at any time.

On September 3rd, 2021, the Company finalized a Promissory Convertible Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with MCUS LLC. (“MCUS”). Per the terms of the Agreements with MCUS, the Company was tendered $500,000, which the Company utilizes for normative working capital purposes and capital expenditures. The Note is open with right of redemption for nine months. MCUS has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our Common Stock during any time during the term of the Agreements. Pursuant to the Agreements, the Company is required to register all shares which the Leonite may acquire. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which were filed as an 8K with the SEC on September 10th, 2021.

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

On August 6, 2019, Ray Carter, the former CEO of Stemtech International, Inc., the former parent company of the Company’s subsidiaries acquired out of the bankruptcy of Stemtech International, Inc., filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying financial statements as of September 30, 2022 and December 31, 2021.

On August 30, 2019, the former CFO, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences for non-payment for unpaid vacation relating to a period prior to the new management team taking control in 2018. This matter is now settled, and the parties agreed to a payment plan with the final payment having been made in August, 2022.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the company in a dispute over office machine leases relating to a period prior to the new management team taking control in 2018. The Company settled this matter with Canon Financial Services out of Court for $10,664 in May 2021, and is making installment payments until paid off in May 2023.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: November 23, 2022	By:	/s/ Charles Arnold
Charles Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2022	By:	/s/James Cardwell
James Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

