Form 10-K
period 2022-12-31
Stemtech Corp
filed 2023-04-17
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(IRS. Employer Identification No.)

10370 USA Today Way

Miramar, FL, 33025

www.stemtech.com

(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2022 was approximately $1,683,169. For purposes of this computation only, all officers, directors and 5% or greater stockholders of the registrant are deemed to be “affiliates.”

As of April 13, 2023, the registrant had 61,136,808 shares of common stock with par value $0.001 issued and outstanding.

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

PART I

Item 1: Description of Business

Stemtech Corporation and its Subsidiaries (collectively, the “Company”, or “Stemtech”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. While we have changed our corporate name to Stemtech Corporation in the state of Nevada, we are currently awaiting FINRA approval of said name change at the time of this filing. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, OraStem® (Oral Health Care), and D-Fuze™ (Electromagnetic Frequency blocker). Stemtech also introduced a new skincare product in December 2022: Cellect One™ Rapid Renew Stem Cell Peptide Night Cream.

On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger is accounted for as a reverse acquisition and recapitalization in accordance with the Accounting Standards Codification topic 805, Business Combinations (“ASC 805”). Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end date from August to December.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its nine (9) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech Canada, Inc. (“Canada”)
3.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
5.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)
6.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
7.	Stemtech Taiwan Holding, Inc. (“Taiwan”)
8.	Tecrecel S.A. (“Ecuador”)
9.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $8,925 per month in rent until the end of the extended lease September 30, 2024. The Company incurred lease expense for its operating leases of $85,629 and $105,673 for the years ended December 31, 2022 and 2021, respectively.

Item 3. Legal Proceedings.

In December 2018, PSIQ Inc. filed a lawsuit against the Company alleging non-payment of a combined loan in the amount of $150,000. The Company vigorously objected to the legality of the interest charged, and filed a dispositive Motion for Dismissal, which was granted on March 15, 2023. The case against Stemtech was dismissed on March 16, 2023.

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying consolidated financial statements as of December 31, 2022 and 2021. Mr. Carter’s request for Summary Judgment was rejected by the Court on March 3, 2023.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the Company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May 2021, and is making installment payments for the remaining $6,665 until paid off in May 2023.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Stemtech’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “STEK” since April 13, 2022. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
December 31, 2021	$2.20	$2.05
March 31, 2022	$2.55	$2.55
June 30, 2022	$5.00	$5.00
September 30, 2022	$0.72	$0.63
December 31, 2022	$0.10	$0.08

Holders of Stemtech’s Common Stock

As of December 31, 2022, Stemtech had 45 registered holders of its common stock.

Dividends

Stemtech has declared no dividends on its common shares and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of Stemtech’s Board of Directors.

Recent Sales of Unregistered Securities

On September 3, 2021, the Company executed a Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements (collectively, the “Agreements”) with Leonite Capital, LLC (“Leonite”). Per the terms of the Agreements with Leonite, the Company was tendered $410,000,

On September 3, 2021, the Company finalized a Promissory Convertible Note, Securities Purchase Agreement and ancillary agreements (collectively, the “MCUS Agreements”) with MCUS LLC (“MCUS”). Per the terms of the MCUS Agreements with MCUS, the Company was tendered $500,000.

On September 17, 2021, the Company finalized a $1,400,000 investment into our Company with Sharing Services Global Corporation, a publicly traded company (“SHRG”) via a Convertible Promissory Note, a Share Purchase Agreement and Warrant Agreement. Per the terms of the Agreements, the Company was tendered the full $1,400,0000, which is open with right of redemption at 10% interest per annum until September 9, 2024.

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

On December 9, 2022, the Company, under the terms of the note, issued 256,410 common shares upon the conversion of $39,744 in notes payable.

On December 9, 2022, the Company, under the terms of the note, issued 1,923,077 common shares upon the conversion of $148,077 in notes payable.

During the year ended December 31, 2022, the Company issued 74,488 shares of common stock to a lender to cover the financing costs. The shares were valued on the day of issuance at $2.68 per share for a total value of $200,000.

Penny Stock Rules

Trading in Stemtech’s Common Stock is subject to the “penny stock” rules. The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Item 6. Selected Financial Data.

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

Company Overview

Stemtech Corporation was incorporated under the laws of the State of Nevada, U.S. on September 4, 2009. Our registration statement on Form S-1 was filed with the SEC was declared effective on May 15, 2013. On August 19, 2021, the Company entered into a Merger Agreement with Stemtech Corporation by which the Company acquired one hundred percent of the shares of STEMTECH CORPORATION in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the Company.

Stemtech has pioneered and patented a whole new category of dietary supplements. Stemtech’s advanced Stem Cell Nutrition formulations are one-of-a-kind natural products designed to help support the three most important aspects of stem cell physiology: 1) Releasing more stem cells; 2) their circulation in the blood; and 3) Migration into tissues, where they can perform their daily function of renewal and rejuvenation for optimal health. We actually harness the incredible power of adult stem cells. How does this work? Adult stem cells are released from your bone marrow into the bloodstream, they then Circulate in the bloodstream and flow to the tissues most in need. As they arrive, the adult stem cells migrate into the tissues, reproduce and become new, healthy cells of those tissues. This process takes place every single day, even without tissue damage, as part of the natural renewal system of the body. It is important to understand that Stemtech’s products do not contain stem cells. They are composed of natural botanicals and other ingredients that have been clinically documented to support the performance of your own adult stem cells. Stemtech also offers our all-natural OraStem toothpaste, which is a tooth whitener, breath freshener, anti-microbial, stem cell attracting and promotes good gum health. In December 2022, our new Cellect One™ Rapid Renew Stem Cell Peptide Night Cream. Cellect One is a Stemtech proprietary formula containing an FDA patented ingredient, Red Oak Bark, which enables deep penetration to promote good skin health.

While sales of products obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partner” Sales Forces, and we invest much energy in growing our IBPs. Post public listing and funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. With an enhanced compensation plan, IBPs will be even more incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs.

We are now reinstituting contests, travel incentives, cruises, other trips, Business Academies for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Stemtech also launched the Stemtech AdvanceOffice Mobile App, based on the Verb Technology platform in September 2022, improving communication, sharing of information, training videos and other content for recruiting, on-boarding, customer retention and measuring key performance indicators for the IBP business.

Stemtech launched a new marketing program in January 2022, with sales continuing to come in from returning consumers who believe in the quality products. Until September 2021, the Company had operated on an extremely tight budget, with inadequate working capital and difficulties fulfilling orders. Since the cash infusions noted in “Financing” infra, the company now has the resources to contact and re-engage the over 200,000 former distributors. With this new cash infusion, the Company has engaged experienced marketing and social media professionals to initiate new marketing strategies which are expected to bring increased activity. Moreover, we are now better positioned to absorb significant new clientele as the company has directed significant cash towards our inventory, and we now have enough inventory on hand to fulfill over $3 million dollars’ worth of new orders, an inventory level we have not had since going into bankruptcy in 2017. Management conservatively believes that given the cash on hand and working expenditures as describe above, we can reinvigorate sales to be more consistent with the company’s previous revenue historically, as we were recognized 4 times in the Inc 5000 Magazine’s list of fastest growing companies.

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

The Company has been making great strides the past year, having filed our “Orastem” trademark registration in Mexico as noted in our press release of August 23, 2022. In addition, Stemtech filed our new ‘stemceuticals’ trademark registration. We also have been fortunate to have Dr. Bankole Johnson join our Life Sciences Advisory Board in September, as well as the introduction of a whole new line of stem cell skin care products. Life Factor Research brings their expertise in research, development and product formulations enabling the Company to now organically develop whole new lines of Stemceuticals. This new arrangement enables Stemtech to offer more new, cutting-edge products to an ever-growing market interested in improved health and quality of life.

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

As an emerging growth company, we are exempt from:

•	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
•	The requirement to provide, in any registration statement, periodic report or other report to be filed with the SEC certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
•	Compliance with new or revised accounting standards until those standards are applicable to private companies;
•	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to provide auditor attestation of our internal controls and procedures; and
•	Any Public Company Accounting Oversight Board, or “PCAOB”, rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation.

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

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

During the years ended December 31, 2022 and 2021, net sales were $4,559,399 and $4,321,245, respectively. The increase of $238,154 is primarily due to slight increases in the overall sales of the subsidiaries due to the increase in IBPs in 2022.

During the years ended December 31, 2022 and 2021, our total operating expenses were $8,418,761 and $6,508,356, respectively. The increase of $1,910,405 is primarily attributable to an increase in stock compensation granted to vendors and officers in 2022.

During the years ended December 31, 2022 and 2021, total non-operating expenses were $3,513,830 and $3,900,838, respectively, resulting in an increase of $387,008. The difference is primarily due to the gain on extinguishment of debt of $3,799,356 in 2022, the decrease in interest expense of $4,232,358, partially offset by the changes in fair value of derivative liabilities from a gain of $4,553,372 at December 31, 2021 to a loss of $3,223,271 at December 31, 2022 in connection with the note payable issued in September 2021.

Our net loss for the years ended December 31, 2022 and 2021, was $8,632,828 and $7,111,109, respectively. The increase in net loss was caused by the factors described above.

Liquidity and Capital Resources

In spite of increasing revenues, we are not yet profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $8,632,828 and $7,111,109 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we met our short-term liquidity requirements from our existing cash reserves and proceeds from the issuance of notes payable of $611,266, net proceeds from financing arrangements of $214,249 and stock issued for cash of $100,002.

As of December 31, 2022, our current assets were $612,370 compared to $1,600,039 in current assets at December 31, 2021. As of December 31, 2022, our current liabilities were $7,415,791 compared to $9,387,038 at December 31, 2021. Current liabilities at December 31, 2022 were comprised of $3,396,543 of accounts payable and accrued expenses, $2,717,633 of derivative liabilities, $482,885 in convertible notes, $446,246 of nonconvertible notes payable, $214,249 of factoring liability, $119,065 in current operating lease liabilities and $39,170 in deferred revenues.

Stockholders’ deficit decreased from $4,005,446 as of December 31, 2021 to $3,171,918 at December 31, 2022. This change was primarily caused by the issuance of common stock for the conversion of debt of $828,000 during the year ended December 31, 2022.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2022, net cash flows used in operating activities were $1,216,948 which is primarily due the change in working capital accounts. The net loss of $8,632,828 and $3,799,356 gain on extinguishment of debt was offset by $3,223,271 loss from the change in fair value of derivative liabilities, $3,996,187 stock based compensation, and $2,428,539 amortization of debt discount. Adjustments for changes in operating assets and liabilities were due to a decrease in inventories of $278,352, an increase in deferred revenues of $39,170, a decrease in prepaid expenses and other current assets of $37,645 and an increase in long term deposits of $15,627 offset by an decrease in accounts payable and accrued expenses of $683,058 and an increase in accounts receivable of $24,047. For the year ended December 31, 2021, net cash flows used in operating activities were $1,914,093.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the year ended December 31, 2022, we generated $338,734 cash from financing activities which consists of $611,266 from the issuance of convertible promissory notes, $214,249 proceeds from factoring arrangement and $100,002 proceeds from issuance of stocks for cash, partially offset by payments on notes payable of $586,783. For the year ended December 31, 2021, net cash flows provided by financing activities were $2,628,739.

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

Stockholders’ Deficit

Authorized Shares

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

None.

Financing

On September 3, 2021, the Company executed a Convertible Promissory Note, Securities Purchase Agreement and ancillary agreements with Leonite. Per the terms of the Agreements with Leonite, the Company was tendered $410,000, which is open with right of redemption for one year. Prior to the maturity date of the note, the Company at its option, has the right to redeem in cash in part or in whole, the amounts outstanding. Should Leonite wish to convert this debt into equity, the conversion price shall be sixty-five percent of the lowest intraday price during the previous 21 days. Pursuant to the Agreements, the Company has earmarked the net proceeds for immediate cash infusion for normative working capital purposes and capital expenditures. Leonite. has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our common stock during any time.

On September 3, 2021, the Company finalized a Promissory Convertible Note, Securities Purchase Agreement and ancillary agreements with MCUS. Per the terms of the Agreements with MCUS., the Company was tendered $500,000, which the Company utilizes for normative working capital purposes and capital expenditures. The note is open with right of redemption for nine months. MCUS has agreed that neither it nor any of its affiliates shall engage in any short-selling or hedging of our common stock during any time during the term of the Agreements. Pursuant to the Agreements, the Company is required to register all shares which Leonite may acquire. The foregoing is a summary description of certain terms of the Agreements. For a full description of all terms, please refer to the original Agreements which were filed as an 8K with the SEC on September 10, 2021.

On September 17, 2021, the Company finalized a $1,400,000 investment into our Company with Sharing Services Global Corporation, a publicly traded company (“SHRG”) via a Convertible Promissory Note, a Share Purchase Agreement and Warrant Agreement. Per the terms of the Agreements, the Company was tendered the full $1,400,0000, which is open with right of redemption at 10% interest per annum until September 9, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Stemtech Corporation

Consolidated Financial Statements

December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stemtech Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stemtech Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a significant working capital deficit and a significant accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description:

As discussed in Note 7 of the notes to consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a Monte Carlo model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions of management, as well as the inputs to the Company’s Monte Carlo mode.

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures performed to address the critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement, and revaluation of the bifurcated derivatives.
•	We verified the note amount, interest rate, and maturity date to the supporting documentation and debt agreement, and examined terms and conditions of the note and confirmed the ending balance to the note holder.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.
•	We considered the adequacy of the disclosures in the consolidated financial statements in relation to convertible debt.

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas

April 17, 2023

Stemtech Corporation

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$132,487	$828,206
Accounts receivable, net	34,767	10,720
Inventory, net	158,053	436,405
Prepaid expenses and other current assets	287,063	324,708
TOTAL CURRENT ASSETS	612,370	1,600,039

Property and equipment, net	27,296	33,168
Intangible assets, net	2,994,000	3,406,714
Long term deposits	23,065	38,692
Operating lease right-of-use assets, net	142,801	174,100
Goodwill	467,409	467,409
TOTAL ASSETS	$4,266,941	$5,720,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,396,543	$4,050,798
Operating lease liabilities, current	119,065	55,745
Notes payable	446,246	453,123
Convertible debentures, net of discount	482,885	602,787
Deferred revenues	39,170	–
Factoring liability	214,249	–
Derivative liabilities	2,717,633	4,224,585
TOTAL CURRENT LIABILITIES	7,415,791	9,387,038

Notes payable, long term	–	219,465
Operating lease liabilities, long term	23,068	119,065
TOTAL LIABILITIES	7,438,859	9,725,568

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT
Common stock - $0.01 par value; 200,000,000 shares authorized; 53,442,147 and 44,685,673 shares issued and outstanding as of December 31, 2022 and 2021, respectively	53,442	44,685
Additional paid in capital	19,391,400	10,116,296
Accumulated other comprehensive loss	(247,760)	(430,255)
Accumulated deficit	(21,631,241)	(13,086,318)
Stemtech Corporation stockholders’ deficit	(2,434,159)	(3,355,592)
Non-controlling interest in subsidiaries	(737,759)	(649,854)
TOTAL STOCKHOLDERS’ DEFICIT	(3,171,918)	(4,005,446)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,266,941	$5,720,122

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For The Years Ended
	December 31,
	2022	2021

NET SALES	$4,559,399	$4,321,245

COST OF GOODS SOLD:
Cost of goods sold	1,100,903	1,011,270
Freight-in	63,115	11,890
TOTAL COST OF GOODS SOLD	1,164,018	1,023,160

GROSS PROFIT	3,395,381	3,298,085

OPERATING EXPENSES:
Commissions	1,047,400	1,014,721
Selling and marketing	533,397	739,855
General and administrative	6,837,964	4,753,780
TOTAL OPERATING EXPENSES	8,418,761	6,508,356

OPERATING LOSS	(5,023,380)	(3,210,271)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	(3,223,271)	4,553,372
Interest expense	(4,097,843)	(8,330,201)
Other income and expenses, net	7,928	(124,009)
Gain on extinguishment of debt	3,799,356	–
TOTAL OTHER EXPENSE, NET	(3,513,830)	(3,900,838)

LOSS BEFORE INCOME TAXES	(8,537,210)	(7,111,109)

PROVISION FOR INCOME TAXES	(95,618)	–

NET LOSS	(8,632,828)	(7,111,109)

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(87,905)	(33,646)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,544,923)	$(7,077,463)

Net loss per common share
Basic	$(0.19)	$(0.20)
Diluted	$(0.19)	$(0.20)

Shares used to compute loss per share
Basic	$46,014,138	$35,311,381
Diluted	$46,014,138	$35,311,381

Comprehensive loss
Net loss available to common stockholders	$(8,544,923)	$(7,077,463)
Change in foreign currency translation adjustments	182,495	(19,505)
Comprehensive loss available to common stockholders	$(8,362,428)	$(7,096,968)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional		Accumulated Other Compre- hensive		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Sub total	controlling Interest	Stockholders’ Deficit

Balance at December 31, 2020	34,246,498	$34,246	$8,269,563	$(6,008,855)	$(410,750)	$1,884,204	$(616,208)	$1,267,996

Effect of reverse merger transaction with Stemtech Corporation	540,000	539	(539)	–	–	–	–	–
Stock based compensation	2,030,744	2,031	787,143	–	–	789,173	–	789,173
Stock issued for services	1,652,591	1,653	240,347	–	–	242,000	–	242,000
Stock issued as debt discount	154,173	154	462,365	–	–	462,519	–	462,519
Stock issued upon acquisition of Globe Net	6,061,667	6,062	357,417	–	–	363,479	–	363,479
Foreign currency translation adjustment	–	–	–	–	(19,505)	(19,505)	–	(19,505)
Non-controlling interest	–	–	–	–	–	–	(33,646)	(33,646)
Net loss	–	–	–	(7,077,463)	–	(7,077,463)	–	(7,077,463)
Balance at December 30, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)

Balance at December 30, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	–	–	439,053	–	–	439,053	–	439,053
Stock issued for services	3,584,344	3,586	3,553,546	–	–	3,557,132	–	3,557,132
Stock issued for cash	37,314	37	99,965	–	–	100,002	–	100,002
Conversion of convertible notes and accrued interest to common stock	4,114,816	4,114	823,886	–	–	828,000	–	828,000
Stock issued for loan extension	945,512	946	4,158,728	–	–	4,159,674	–	4,159,674
Shares issued as debt issuance cost	74,488	74	199,926	–	–	200,000	–	200,000
Foreign currency translation adjustment	–	–	–	–	182,495	182,495	–	182,495
Non-controlling interest	–	–	–	–	–	–	(87,905)	(87,905)
Net loss	–	–	–	(8,544,923)	–	(8,544,923)	–	(8,544,923)
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,632,828)	$(7,111,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,386	428,586
Operating leases	(1,378)	(102,325)
Stock compensation expense	3,996,187	1,031,173
Amortization of debt discount	2,428,539	602,787
Amortization Due to Conversion/Redemptions	1,457,542	–
Change in fair value of derivative liabilities	3,223,271	(4,553,372)
Gain on extinguishment of debt	(3,799,356)	–
Non-cash interest expense from issuance on debt (derivative)	–	6,816,739
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,047)	15,102
Inventory	278,352	(237,778)
Prepaid expenses and other current assets	37,645	(109,122)
Other assets	–	8,053
Accounts payable and accrued expenses	(683,058)	1,217,832
Long term deposits	15,627	(19,818)
Deferred revenues	39,170	–
Net cash used in operating activities	(1,216,948)	(1,914,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	611,266	3,321,969
Repayment of note payable	(586,783)	(658,230)
Net proceeds from factoring arrangement	214,249	–
Stock issued for cash	100,002	–
Proceeds from note payable - related parties	–	(35,000)
Net cash provided by financing activities	338,734	2,628,739

Effects of currency translation on cash	182,495	(19,505)

Net increase (decrease) in cash	(695,719)	695,141

Cash, beginning of year	828,206	133,065

Cash, end of year	$132,487	$828,206

Supplemental disclosure cash flow information:
Cash paid for interest	$36,205	$11,389
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating leases	$–	$187,734
Issuance of common stock for conversion of debt	$828,000	$–
Shares issued as debt discount	$200,000	$462,519

See accompanying Notes to Consolidated Financial Statements

STEMTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1 – Organization and Basis of Presentation

Stemtech Corporation and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the previous name Globe Net Wireless Corp. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change, as evidenced by the 8-K filed that date. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Company’s subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, OraStem® (Oral Health Care), and D-Fuze™ (Electromagnetic Frequency Blocker). Cellect One™ Rapid Renew Stem Cell Peptide Night Cream.

On August 19, 2021, Stemtech Corporation (“Stemtech”), a Delaware corporation, entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger was accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end from a fiscal year end of August 31 to a calendar year end of December 31.

The consolidated financial statements include the accounts of Stemtech (Parent) and its nine (9) subsidiaries:

1)       Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)

2)       Stemtech Canada, Inc. (“Canada”)

3)       Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)

4)       Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)

5)       Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)

6)       Stemtech Malaysia Sdn. Bhd. (“Malaysia”)

7)       Stemtech Taiwan Holding, Inc. (“Taiwan”)

8)       Tecrecel S.A. (“Ecuador”)

9)       Food & Health Tech Foodhealth SA (“Ecuador FHTFH”)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $21.6 million and a working capital deficiency of approximately $6.8 million at December 31, 2022. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of December 31, 2022 and 2021. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at December 31, 2022 and 2021.

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

Revenues from direct retail sales to consumers and revenues from independent distributors occur when title and risk of loss had passed, which generally occurs at the time the products are shipped. Revenues are recorded net of estimated sales returns and allowances.

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As of both December 31, 2022 and 2021, the Company had a reserve for sales returns of approximately $7,000, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Comprehensive Loss

Other comprehensive loss in the accompanying consolidated financial statements relates to unrealized foreign currency translation adjustments.

Foreign Currency Translation

A portion of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and as a component of comprehensive loss. Transaction gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive loss.

Net Loss per Common Share, basic

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the years ended December 31, 2022 and 2021, the dilutive effect of 3,010,875 and 3,800,000, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Fair Value Measurements

As defined in ASC 820 “Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued interest, notes payable and, convertible debentures. The carrying amounts of these financial instruments are of approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements. The Company’s derivative liabilities are valued using option pricing models with Level 3 inputs.

Note 3 – Inventory

Inventory consists of the following components:

	December 31,	December 31,
	2022	2021
Finished goods	$103,297	$249,659
Raw materials	54,756	186,746
Total Inventory	$158,053	$436,405

Note 4 – Intangible Assets

On May 7, 2018, Stemtech Corporation purchased the assets of Stemtech International, Inc. (the “Former Parent Company”), out of a Chapter 7 Bankruptcy for $400,000 and assumed a $4,000,000 note from RBCD Holdings Inc (formerly RBCD Holdings LLC) (“RBCD Holdings”), a related party owned by the Company’s Directors, purchased an outstanding note at its face value of $4,000,000 from the Opus Bank (the “Opus Note”) and subsequently converted in 2019 into 2,000,000 shares of the Company’s common stock of which 250,000 shares of the Company’s stock was allocated to Charles Arnold, an officer and director.

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

Fair Value of the Acquired Assets

The Company accounted for the acquisitions as business combinations using the acquisition method of accounting as prescribed in ASC Topic 805 Business Combinations (“ASC 805”) and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company assigned fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The excess purchase price has been recorded as goodwill in the amount of $467,409 at December 31, 2022 and 2021. The estimated useful life of the identifiable intangible assets is six to fourteen years. The goodwill is amortizable for tax purposes.

The components of the acquired intangible assets were as follows:

	Fair	Average
	Value	Estimated Life
Patent products	$2,344,900	14
Trade names & trademarks	1,106,000	Indefinite
Customer/distribution list	1,461,300	6
Accumulated amortization	(1,918,200)
Total	$2,994,000

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $8,900.65 per month in rent until the end of the extended lease September 30, 2024. The Company incurred lease expense for its operating leases of $85,629 and $105,673 for the years ended December 31, 2022 and 2021, respectively. The Company classified this lease as an operating lease and accordingly, recognized a lease liability and right of use asset of $187,734 at inception.

In June 2022, the Company entered into a lease for office space in Mexico which terminates on May 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2022:

Maturity of operating lease liabilities for the following fiscal years:
2023	$90,450
2024	63,851
Total undiscounted operating lease payments	154,301
Less: imputed interest	12,168
Present value of operating lease liabilities	$142,133

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.75 years, with a weighted-average discount rate of 10%.

The Company incurred lease expense for its operating leases of $85,629 and $105,673 for the years ended December 31, 2022 and 2021, respectively.

Note 6 – Notes Payable

Schedule of notes payable as of:

	December 31, 2022	December 31, 2021
Secured Royalty Participation Agreements (1)	$150,000	$150,000
Vehicle and equipment loans (2)	11,246	18,123
Notes payable (3) (6)	285,000	285,000
Convertible notes payable, net of discount (4)	482,885	602,787
SBA loans (5)	–	219,465
Total notes payable, net of discount	$929,131	$1,275,375

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court. See Legal Part I, 3.1.

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due of $11,246 and $18,123 as of December 31, 2022 and 2021, respectively.

(3)	In 2019, the Company entered into various promissory notes with lenders in the aggregate principal balance of $375,000. The effective interest rates of the notes are 10% and mature within one year. In addition, the Company issued 45,000 shares of common stock in the aggregate for the commitment of resulting in a charge of $22,500 to debt discount. In 2020, the Company entered into various promissory notes with lenders in the aggregate principal balance of $225,000 with effective interest rates between 8% and 10% per annum. Each of these notes was extended until May 31, 2023. The outstanding balance of these notes and the notes issued in 2019 was $275,000 at both December 31, 2022 and 2021 plus $50,819 in accrued interest.

F-11

(4)

During the year ended December 31, 2021, the Company issued an aggregate of $2,423,738 of convertible promissory notes to investors. The notes had maturity dates between nine months and three years and have interest rates between 8% and 12% per annum. The notes were later extended and not in default. The Company also issued 154,173 shares of common stock and granted warrants to purchase 2,400,000 shares of common stock with exercise prices ranging between $2.685 and $3.00 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value.

During the second quarter of 2022, one of the nine-month notes was extended for an additional 60 days, until August 1, 2022. As consideration for the 60-day extension, the Company agreed to pay 100,000 shares of common stock to the note holder, reduce the conversion price of the note, and reprice the associated warrants from $3.00 per share to $1.00 per share. The new conversion price shall be equal to the lower of (i) 50% of the lowest volume weighted average prices for common stock as reported at the close of trading on the market reporting trade prices for the common stock during the 30 trading days ending on, and including, the date of the notice of conversion and (ii) Closing Price on the Closing Date, not to exceed $2.25. On July 13, 2022, one of the notes was extended to September 1, 2022 in exchange for 183,780 warrants to purchase common stock at $3.00 per share, 75,512 shares of common stock and the principal amount of the note was increased by $70,833. On September 8, 2022, the note was further extended to May 26, 2023 and the interest rate increased from 10% to 18% per annum. The Company recognized $252,429 loss on extinguishment from the amendment of the note. On August 18, 2022, another note was further extended to September 30, 2022, in exchange for 200,000 shares of common stock. During the fourth quarter, the note was extended until May 31, 2023.

During the third and fourth quarters of 2022, the Company issued an aggregate of $400,000 of convertible notes payable net of discount, in various tranches. The notes accrue interest ranging between 10% and prime plus 8% per annum and mature nine months from the date of each issuance. In addition, the lenders received 95,115 warrants with an exercise price of the lowest of $2.685 or 65% of lowest traded price in preceding 30 days and 81,760 warrants with an exercise price of lowest of $2.685 or 50% of VWAP for the preceding 30 days, with all warrants having an expiry of 5 years from the date of issuance.

During the year ended December 31, 2022, $798,526 of principal and $25,473 of accrued interest was converted into 4,114,816 common shares leaving a balance, net of discount, of $482,885 and accrued interest of $381,259. as of December 31, 2022. The balance of the for convertible notes payable, net of discount, as of December 31, 2022 and 2021 was $482,885 and $602,787, respectively.

(5)	During the year ended December 31, 2021, the Company was granted loans (the “PPP Loans”) from the Small Business Administration in the aggregate amount of $250,535, pursuant to the and Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The PPP Loans, which was in the form of a note that was granted in May 2020 and April 2021, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. On May 11, 2022, the SBA granted forgiveness of one of the outstanding PPP loans for $124,300. On July 15, 2022, the SBA forgave the other PPP loan for $124,372. As of December 31, 2022 and 2021, the balance of the PPP Loans was $0 and $219,465, respectively.

(6)	On October 20, 2021, The Company issued two promissory notes to investors for a total of $10,000. One of these notes was paid in full on January 18, 2023. The other has been extended until May 20, 2023.

Note 7 – Derivative Liabilities

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, which gives rise to a derivative liability which is a non-cash liability. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC Sub Topic 815-15 Embedded Derivatives (“ASC 815-15”), the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Schedule of Derivative Liabilities

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of December 31, 2020	$–	$–	$–
Change due to issuances	4,114,227	4,663,730	8,777,957
Change in fair value	(2,861,830)	(1,691,542)	(4,553,372)
Balance as of December 31, 2021	1,252,397	2,972,188	4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	$2,643,794	$73,839	$2,717,633

The Company used a Monte Carlo model to estimate the fair value of its derivatives. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the years ended December 31, 2022 and 2021 is as follows:

December 31,
	2022	2021
Stock price	$0.09 - $10.85	$1.77 - $3.99
Contractual term (in years)	0.00 - 5.00	0.58 - 3.00
Volatility (annual)	47.4% - 236%	48.8% - 61.3%
Risk-free rate	0.19% - 4.38%	0.19% - 0.47%

Note 8 – Financing Arrangement

During the year ended December 31, 2022, the Company entered into five non-recourse agreements for the sale of future receipts receiving gross proceeds of $528,984 which provides the Company with the ability to convert our account receivables into cash. Under the terms of the agreements, the Company must pay a specified amount each day until the financed receivables are fully paid. The agreements have an effective interest rate within the range of approximately 36% and 40%, which includes a discount of $143,446. The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest in accounts receivable.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of December 31, 2022, there was an outstanding balance of $292,636 which is presented net of a discount of $78,387. There was no outstanding balance as of December 31, 2021.

Note 9 – Stockholders’ (Deficit) Equity

Stock issued upon acquisition of Globe Net

Pursuant to the Merger Agreement between Stemtech and Globe Net, the Company agreed to issue common stock to settle all outstanding notes payable of Globe Net. In October 2021 and November 2021, the Company issued an aggregate of 6,061,667 shares of common stock which settled $363,479 of notes payable.

Shares issued as debt issuance costs

During the year ended December 31, 2021, the Company issued 154,173 shares of common stock to a lender to cover the financing costs. The shares were valued on the day of issuance at $3.00 per share for a total value of $462,519. This amount was treated as financing costs and recorded as a discount to notes payable.

During the year ended December 31, 2022, the Company issued 74,488 shares of common stock to a lender to cover the financing costs. The shares were valued on the day of issuance at $2.68 per share for a total value of $200,000. This amount was treated as financing costs and recorded as a discount to notes payable.

Stock issuance for services and stock based compensation

During the years ended December 31, 2022 and 2021, the Company issued 3,584,344 and 1,652,591 shares of common stock respectively, to officers, employees and vendors for services valued at $3,216,111 and 242,000, respectively. The Company also recognized $439,053 of expense relating to the vesting of common stock issued to Chairman and CEO during the year ended December 31, 2022.

Stock issued for loan extension

On June 8, 2022, the Company issued 100,000 shares of common stock valued at $300,000 to one of its note holders per the loan extension agreement (see Note 3). The Company recognized $878,806 loss on extinguishment of the note.

On July 13, 2022, the Company entered into an amendment of its original promissory convertible note of September 1, 2021 with the note holder. The terms of the original note was amended to increase the principal balance of the note by $70,833; as well as granting 186,220 warrants and 75,512 common shares as consideration for a 90-day extension of the note. The common shares were issued to the lender as well as the original 74,488 common shares that were to be issued upon entering into the original loan agreement dated September 1, 2021. The Company recognized $955,658 loss on extinguishment of the note.

On August 18, 2022, the Company entered into an additional amendment of a previous amendment dated May 31, 2022, of its original promissory convertible note executed on September 3, 2021. Under the terms of the new amendment dated, August 18, 2022, the note is extended until September 30, 2022 and in exchange, the Company agreed to provide the note holder with 200,000 shares of common stock. In addition, the note holder also agreed to cancel 500,000 warrants previously issued to the note holder in exchange for an additional 200,000 shares of Company’s common stock. The Company recognized $423,176 loss on extinguishment of the note and a $1,183,544 gain on extinguishment upon cancellation of the warrants and derivative liabilities associated with the warrants.

On August 26, 2022, the Company cancelled 370,000 warrants previously issued to a note holder in exchange for the 370,000 common shares valued at $1,213,710. The Company recognized a $4,106,707 gain on extinguishment upon cancellation of the warrants and derivative liabilities associated with the warrants that was partially offset by a loss on extinguishment of $77,960.

Conversion of convertible notes and accrued interest to common stock

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

On December 9, 2022, the Company, under the terms of the note, issued 256,410 common shares upon the conversion of $39,744 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $41,435 gain on extinguishment.

On December 9, 2022, the Company, under the terms of the note, issued 1,923,077 common shares upon the conversion of $148,077 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $148,254 gain on extinguishment.

Note 10 – Related Parties

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

During the year ended December 31, 2022, the Company entered into the following related party transactions:

•	It recognized $250,000 in accrued salary for its Chairman and CEO in addition to the Company amortized $439,054 ($439,054 in 2021) of previous stock compensation granted to its Chairman and CEO that is being amortized over 10 years;
•	On September 7, 2022, the Company granted 974,344 common shares of the Company to past and current directors for past services with a fair value of $2,806,111.
•	On December 29, 2022, the Company granted 1,500,000 common shares of the Company to current directors for current services with a fair value of $150,000.
•	A current director previous advanced $100,000 with an interest rate of 5% for which the Company accrued $7,604 ($7,538 in 2021) as interest expense and included in Accounts payable and accrued liabilities..
•	On December 29, 2022, the Company granted its Corporate Secretary 600,000 common shares of the Company for past services with a fair value of $60,000 in addition to $8,000 in cash that was paid during the year.
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $140,000 ($35,000 in 2021) in interest for the year and included in accounts payable and accrued liabilities. This note is also described in Note 6.
•	The Company paid its CFO $7,500 in fees during the year.

In addition, as at December 31, 2022, the Company owes Officers $179,509 that is included in Accounts payable and accrued liabilities.

Note 11 – Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discreet financial information is available for evaluation by the chief operating officer, or chief executive officer, in making decisions on how to allocate resources and assess performance.

The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Operating segments’ measure of profitability is based on loss from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: North America (including its subsidiaries in United States and Canada), Latin America (including subsidiaries in Mexico and Ecuador) and Asia (including its subsidiaries in Malaysia, Taiwan and Indonesia).

Information about operating segments is as follows:

	Year Ended December 31,
	2022	2021
Geographic Net Sales:
Americas	$1,547,056	$1,866,154
Latin America	2,501,416	1,668,252
Asia	510,927	786,839
Total Net Sales	$4,559,399	$4,321,245

Cost of Goods Sold:
Americas	$279,246	$304,615
Latin America	723,544	443,191
Asia	161,228	275,354
Total Cost of Goods Sold:	$1,164,018	$1,023,160

Operating Expenses:
Americas	$6,057,305	$3,748,307
Latin America	1,823,365	2,059,381
Asia	538,091	700,668
Total Operating Expenses	$8,418,761	$6,508,356

Loss from operations:
Americas	$(4,789,494)	$(2,186,768)
Latin America	(45,493)	(834,320)
Asia	(188,393)	(189,183)
Total Loss from Operations	$(5,023,380)	$(3,210,271)

Total Assets by Geographic Location
Americas	$3,986,976	$5,211,878
Latin America	198,609	284,788
Asia	81,356	223,456
Total Assets	$4,266,941	$5,720,122

Note 12 – Commitments and Contingencies

Legal proceedings

In December 2018, PSIQ Inc. filed a lawsuit against the Company alleging non-payment of a combined loan in the amount of $150,000. The Company vigorously objected to the legality of the interest charged, and filed a dispositive Motion for Dismissal, which was granted on March 15, 2023. The case against Stemtech was dismissed on March 16, 2023.

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued expenses in the accompanying consolidated financial statements as of December 31, 2022 and 2021. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the Company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May 2021, and is making installment payments for the remaining $6,665 until paid off in May 2023.

In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s consolidated financial position or consolidated results of operations.

Note 13 – Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2022.

The domestic and foreign components of loss before provision for income taxes were as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Domestic	$(8,551,252)	$(6,083,667)
Foreign	14,042	(1,027,442)
Loss before provision for income taxes	$(8,537,210)	$(7,111,109)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Loss before income taxes	$(8,537,210)	$(7,111,109)
Taxes benefits under statutory US tax rates	(1,792,814)	(1,493,333)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	2,697,747	2,984,299
Foreign tax rate differential	110,120	(73,413)
Permanent differences	(495,637)	(955,027)
State taxes	(423,798)	(462,526)
Provision for income taxes	$95,618	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$6,132,841	$4,369,537
Stock based compensation	1,664,597	732,868
Intangibles	(83,111)	(88,159)
Depreciation	(1,986)	–
Other	(209)	140
Total deferred tax assets	7,712,132	5,014,385

Valuation allowance	(7,712,132)	(5,014,385)
Net deferred tax assets (liabilities)	$–	$–

At December 31, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $24.4 million that may be offset against future taxable income. Of the $24.4 million of net operating losses, U.S. Federal and state net operating losses accounted for $20.6 million and are subject to limitation under IRC Section 382. The U.S. net operating losses are limited to utilization of 80% of taxable income but do not have an expiration. At December 31, 2022, the Company had $ 3.8 million of non-US NOL carryforwards.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2022 and 2021, respectively.

Prior to 2018, when the Company was acquired by the current management, the Mexican Tax Authorities completed an audit of Stemtech Mexico for the 2013 fiscal year and issued a preliminarily assessment of $2.5 million tax liability including interest and penalties. The Company had argued to date that this assessment was unfounded and on June 3, 2022, the Mexican Tax Court dismissed the claim asserted by the Mexican Tax Authorities. The Company, related to this assessment, owes no taxes whatsoever to the Mexican government.

Note 14 – Subsequent Events

Management of the Company has performed a review of all events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transaction requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting that no such events or transactions occurred other than the following items:

On January 13, 2023, the Company, under the terms of one of its note agreements, issued 2,600,000 shares of common stock of the Company at $0.05 per share for the conversion of $130,000 of notes payable.

On January 23, 2023, the Company, under the terms of one of its note agreements, issued 2,666,763 shares of common stock of the Company at $0.05 per share for the conversion of $133,338 of notes payable.

One February 9, 2023, the Company issued 27,898 shares of common stock of the Company valued at $40,694 to consultants for services.

On March 7, 2023, the Company acquired 100% of the issued and outstanding stock of Life Factor Research (“LFR”), a Wyoming corporation, in exchange for 2,4000,000 shares of common stock of the Company valued at $272,400.

On March 27, 2023, the Company and an institutional investor executed an investment agreement for up to $7,000,000 through a convertible promissory note, share purchase agreement and warrant agreement. Per the terms of the agreement, the Company was tendered an initial $1,000,000, with further disbursements to follow. The agreement has a 12% original issue discount and carries interest at 7% per annum. The Company has an open right of redemption at 125% of face value.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Stemtech’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, December 31, 2022. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Stemtech in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Stemtech’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, management concluded that Stemtech’s disclosure controls and procedures were adequate as of such date to ensure that information required to be disclosed in the reports that Stemtech files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Stemtech’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on Stemtech’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Stemtech’s internal controls over financial reporting were not effective as of December 31, 2022 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2022, Stemtech’s internal control over financial reporting was not subject to changes.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

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

Name	Position	Age	Held Position Since
John W. Meyer	Director, President & COO	69	August 19, 2021
Charles S. Arnold	Director, CEO	72	August 19, 2021
John Thatch	Director	59	September 17, 2021
Benjamin Kaplan	Director	56	September 17, 2021
Darryl V. Green	Director	58	September 17, 2021
James Cardell	CFO	63	September 5, 2021

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

Mr. John W. Meyer. With over 40 years’ business experience in logistics and management of projects, supply chain and staff, Mr. Meyer oversees operations for Stemtech’s global company. In fifteen years with Stemtech, he has supported openings of 51 national markets, serving as VP of Global Operations prior to his position  as COO in 2016 and as President and COO since October 2021. Mr. Meyer is responsible for global management of the Company, including operations, inventory management, purchasing, transportation, as well as for global Human Resources, Partner Services, Training, Information Technology, global facilities and for global manufacturing of nutraceuticals, cosmetics, oral healthcare, ECO products and any new product development and quality assurance. He also is the executive sponsor and leader of the Life Sciences Advisory Board, the Field Advisory Board and the Business Advisory Board. Mr. Meyer graduated from the University of San Francisco with B.A. and M.A. degrees. He previously worked at Shaklee, Arbonne, and third-party logistics provider Menlo Worldwide – now a part of XPO Logistics.

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

(b) Identify Significant Employees

Stemtech has no significant employees other than Mr. John W. Meyer is Stemtech’s President and Chief Operating Officer. Mr. Meyer devotes his full time to our business.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by our company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no Director, officer, or promoter of Stemtech has been:

•	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;
•	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

•	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

(h) Identification of Audit Committee

Stemtech does not have a separately designated standing audit committee. Rather, Stemtech’s entire board of directors perform the required functions of an audit committee. Currently, John W. Meyer our President and COO and Charles S. Arnold, our CEO are the only members of Stemtech’s audit committee, but he does not meet Stemtech’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid to our officers for the years ended December 31, 2022 and 2021. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Charles S. Arnold, Director, CEO	2021	$–	$–	268,904	$–	$268,904
	2022	$–	$–	268,904	$–	$268,904
John W. Meyer, President & COO	2021	$120,000	$–	109,526	$–	$229,526
	2022	$120,000	$–	109,526	$–	$229,526
James S. Cardwell, CFO	2021	$7,500	$–	–	$–	$7,500
	2022	$7,500	$–	–	$–	$7,500

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of Stemtech’s officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of our common stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended December 31, 2022) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of March 28, 2023. At that date, we had 61,136,808 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner and address (1)	Amount and Nature of Beneficial Ownership	Percent of Ownership
Named Executives and Directors
Charles Arnold (2)	8,906,683	14.6%
John W. Meyer	644,302	*
James Cardwell	–	–
John Thatch (3)	1,854,173	3%
Darryl V Green	3,941,937	6.5%
Benjamin Kaplan (4)	3,678,680	6.1%
All directors and Named Executive Officers as a group (6 persons)	19,025,776	30.5%

Over 5% Shareholders
Daniel Kaplan (5)	3,880,578	6.4%
Javad Abbasi (6)	6,538,748	10.7%
Joshua Rosenbaum (7)	5,872,842	9.1%
Robert Grinberg (8)	3,400,037	5.6%
Leonite Capital, LLC (9)	5,872,842	9.5%
MCUS LLC (10)	3,156,451	7.9%
Over 5% Shareholders	18,705,034	29.6%

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

(9) Includes shares underlying vested warrants of 81,760 issued by the Company.

(10) Includes shares underlying vested warrants of 93,115 issued by the Company

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions.

Pre-Merger Stock Compensation

During the year ended December 31, 2020 and for the period January 1, 2021 through August 19, 2021, Charles Arnold, an officer and director converted $250,000 and $187,500, respectively into 500,000 and 375,000, respectively, shares of common stock of Stemtech Corporation, a Delaware Corporation prior to the closing of the Merger with Stemtech Corporation (formerly Globe Net Wireless Corp), a Nevada Corporation (the “Company”) which was exchanged into 1,280,417 shares of common stock of the Company upon closing of the Merger.

During the year ended December 31, 2020 and for the period January 1, 2021 through August 19, 2021, Joshua Rosenbaum as a beneficial owner through Mindshare Holdings, Inc. and related party, converted $165,000 and $195,000, respectively into 330,000 and 390,000, respectively, shares of common stock shares of Stemtech Corporation, a Delaware Corporation prior to the closing of the Merger with the Company which was exchanged into 1,280,417 shares of common stock of the Company upon closing of the Merger.

During the year ended December 31, 2021, John W. Meyer, an officer and director received 45,000 shares of common stock of Stemtech Corporation, a Delaware Corporation with a fair value of $22,500 of prior to the closing of the Merger with the Company which was exchanged into 153,650 shares of common stock of the Company upon closing of the Merger.

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

* Officer and Director of the Company

** Former Director of the Stemtech Corporation, a Delaware Corporation

*** Related party, or beneficial owner of over 5% of the common stock of the Company

Post-Merger Promissory Notes

On September 10, 2021, John Thatch, a director of the Company and beneficial owner through an affiliated company Sharing Services Global Corp. of which Mr. Thatch is the CEO entered into a Convertible Promissory Notes in the amount of $1,400,000 and received no payments through the period ended August 19, 2021, and also received 154,173 shares of common stock of the Company reported as debt issuance costs.

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

Director independence

Stemtech’s board of directors currently consists of John W. Meyer our President and COO, Charles S. Arnold, our CEO, John Thatch, Benjamin Kaplan and Darryl V. Green. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Stemtech’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Stemtech or any other individual having a relationship which, in the opinion of Stemtech’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Stemtech in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Stemtech’s stock will not preclude a director from being independent.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended December 31, 2022 and 2021, the aggregate fees billed by KR Margetson Ltd., Chartered Professional Accountant for professional services rendered for the audit of our annual consolidated financial statements were $800 and $6,000. The aggregate fees billed by Turner, Stone & Company, L.L.P in 2022 and 2021 were $35,000 and $35,000, respectively, plus any out-of-pocket costs.

We do not use Turner, Stone & Company, L.L.P. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the consolidated financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage Turner, Stone & Company, L.L.P. to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules which require that before Turner, Stone & Company, L.L.P. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

Consolidated financial statements of Stemtech have been included in Item 8 above.

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed

21	List of subsidiaries	Included

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Stemtech for the fiscal year ended August 31, 2022, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

______________

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

Stemtech Corporation

Date: April 17, 2023	By:	/s/ Charles Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2023	By:	/s/James Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

