Form 10-Q
period 2023-03-31
Stemtech Corp
filed 2023-05-15
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10370 USA Today Way

Miramar, FL 33025

(Address of principal executive offices) (Zip Code)

(954) 715-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 64,739,899 shares of common stock, $0.001 par value, issued and outstanding as of May 15th, 2023.

STEMTECH CORPORATION

FORM 10-Q

March 31, 2023

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed on April 17, 2023) entitled “Risk Factors” as well as in our other public filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS

CURRENT ASSETS:
Cash	$343,291	$132,487
Accounts receivable, net	12,535	34,767
Inventory, net	109,143	158,053
Prepaid expenses and other current assets	285,860	287,063
TOTAL CURRENT ASSETS	750,829	612,370

Property and equipment, net	26,410	27,296
Intangible assets, net	3,162,413	2,994,000
Long term deposits	23,416	23,065
Operating lease right-of-use assets - net	126,526	142,801
Goodwill	467,409	467,409
TOTAL ASSETS	$4,557,003	$4,266,941

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,444,987	$3,396,543
Notes payable	289,949	446,246
Convertible debentures, net of discount	739,315	482,885
Operating lease liabilities - current	108,376	119,065
Deferred revenues	75,907	39,170
Factoring liability	78,247	214,249
Derivative liability	4,519,536	2,717,633
TOTAL CURRENT LIABILITIES	9,256,317	7,415,791

Operating lease liabilities – non-current	13,836	23,068
TOTAL LIABILITIES	9,270,153	7,438,859

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Common stock - $0.001 par value; 200,000,000 shares authorized; 61,136,808 and 53,442,147 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	61,137	53,442
Additional paid in capital	20,092,577	19,391,400
Accumulated other comprehensive loss	(260,890)	(247,760)
Accumulated deficit	(23,867,971)	(21,631,241)
Stemtech Corporation stockholders’ deficit	(3,975,147)	(2,434,159)
Non-controlling interest in subsidiaries	(738,003)	(737,759)
TOTAL STOCKHOLDERS DEFICIT	(4,713,150)	(3,171,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,557,003	$4,266,941

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2023	2022

Net sales	$1,133,341	$1,156,308

Cost of goods sold	231,817	246,226
Freight-in	13,000	16,371
Total cost of goods sold	244,817	262,597

Gross profit	888,524	893,711

Cost of operations
Commissions	308,087	161,912
Selling and marketing	133,387	140,309
General and administrative	1,684,260	772,012
Research and development	13,800	–
Total operating expenses	2,139,534	1,074,233

Loss from operations	(1,251,010)	(180,522)

Other income (expense):
Interest expense	(1,881,166)	(525,366)
Change in fair value of derivative liabilities	392,355	197,510
Gain on extinguishment of debt	468,678	–
Other expenses, net	(1,248)	(1,024)
Total other expense	(1,021,381)	(328,880)

Loss before income taxes	(2,272,391)	(509,402)

Provision for income taxes	35,417	–
Net loss	(2,236,974)	(509,402)

Net loss attributable to noncontrolling interests	(244)	(14,662)

Net loss attributable to common stockholders	$(2,236,730)	$(494,740)

Net loss per common share
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Shares used to compute loss per share
Basic	58,307,347	44,685,673
Diluted	58,307,347	44,685,673

Comprehensive loss
Net loss	$(2,236,730)	$(494,740)
Change in foreign currency translation adjustments	(13,130)	(205,253)
Comprehensive loss attributable to common stockholders	$(2,249,860)	$(699,993)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	controlling Interest	Stockholders’ Equity

Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Foreign currency translation adjustment	–	–	–	–	(205,253)	(205,253)	–	(205,253)
Net loss attributable to noncontrolling interests	–	–	–	–	–	–	(14,662)	(14,662)
Net loss	–	–	–	(494,740)	–	(494,740)	–	(494,740)
Balance at March 31, 2022	44,685,673	$44,685	$10,224,556	$(13,581,058)	$(635,508)	$(3,947,325)	$(664,516)	$(4,611,841)

Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Stock issued for services	27,898	28	65,326	–	–	65,354	–	65,354
Conversion of convertible notes and accrued interest to common stock	5,266,763	5,267	258,071	–	–	263,338	–	263,338
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Foreign currency translation adjustment	–	–	–	–	(13,130)	(13,130)	–	(13,130)
Net loss attributable to non-controlling interests	–	–	–	–	–	–	(244)	(244)
Net loss	–	–	–	(2,236,730)	–	(2,236,730)	–	(2,236,730)
Balance at March 31, 2023	61,136,808	$61,137	$20,092,577	$(23,867,971)	$(260,890)	$(3,975,147)	$(738,003)	$(4,713,150)

See accompanying notes to consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(2,236,974)	$(509,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,598	107,120
Amortization of right of use asset	16,275	(9,454)
Operating lease liabilities	(19,921)	8,474
Stock compensation expense	108,260	108,260
Non-cash interest expense from issuance on debt (derivative)	1,512,936	–
Amortization of debt discount	381,211	453,805
Change in fair value of derivative liabilities	(392,355)	(197,510)
Gain on extinguishment of debt	(468,678)	–
Stock issued for services	65,354	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	22,232	(4,488)
Inventory	48,910	152,590
Prepaid expenses and other current assets	1,203	80,002
Accounts payable and accrued expenses	230,897	(278,543)
Long term deposits	(351)	8,229
Deferred revenues	36,737	–
NET CASH USED IN OPERATING ACTIVITIES	(574,666)	(80,917)

INVESTING ACTIVITIES	–	–
NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from note payable	1,000,000	–
Payments on factoring arrangements	(194,954)	–
Repayment of note payable	(6,446)	(30,835)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	798,600	(30,835)

Effects of currency translation on cash	(13,130)	(205,253)

Net increase (decrease) in cash	210,804	(317,005)
Cash, beginning of period	132,487	828,206
Cash, end of period	$343,291	$511,201
Supplemental disclosure cash flow information:
Cash paid for interest	$3,013	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of cash flow information
Stock issued for LFR Acquisition	$271,920	$–
Issuance of common stock for conversion of debt	$263,338	$–
Recognition of right of use asset - operating lease	$–	$53,463

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

The consolidated financial statements include the accounts of Stemtech (Parent) and its ten (10) subsidiaries:

1)	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”) – 100%
2)	Stemtech Canada, Inc. (“Canada”) – 100%
3)	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”) – 100%
4)	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”) – 100%
5)	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”) – 100%
6)	Stemtech Malaysia Sdn. Bhd. (“Malaysia”) – 70%
7)	Stemtech Taiwan Holding, Inc. (“Taiwan”) – 100%
8)	Tecrecel S.A. (“Ecuador”) – 100%
9)	Food & Health Tech Foodhealth SA (“Ecuador FHTFH”) – 100%
10)	Life Factor Research (“LFR”) – 100%

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed April 17, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year as a whole. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $23.9 million and a working capital deficiency of approximately $8.5 million at March 31, 2023. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of March 31, 2023 and December 31, 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at March 31, 2023 and December 31, 2022.

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As at March 31, 2023, the Company had a reserve for sales returns of approximately $6,100 (December 31, 2022 - $7,000), which is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Net Loss per Common Share, basic

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three months ended March 31, 2023 and 2022, the dilutive effect of 11,275,341 and 3,836,000, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Sequencing

Based upon ASC 840-15-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes and warrants. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the earliest issuance date.

Note 3 – Inventory

Inventory consists of the following components:

	March 31,	December 31,
	2023	2022
Finished goods	$72,985	$103,297
Raw materials	36,158	54,756
Total Inventory	$109,143	$158,053

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at March 31, 2023 and December 31, 2022. The estimated useful life of the identifiable intangible assets is six to fourteen years. The goodwill is amortizable for tax purposes.

Fair Value of the LFR Acquisition

In March 2023, the Company acquired 100% of LFR, a research and development company with expertise in the formulation of products. The Company accounted for this transaction as an asset acquisition method of accounting as prescribed in ASC Topic 805 Business Combinations (“ASC 805”) and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company assigned fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates.

The consideration paid for 100% of LFR was 2.4 million shares of the Company with a fair value of $271,920. At the time of purchase, LFR’s liability exceeded its assets by $15,205, and the difference between the net tangible assets and the purchase price, being $287,125, was allocated to a non-compete agreement and will be amortized over 18 months.

The components of all acquired intangible assets were as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names & trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	–	18 months
Accumulated amortization	(2,036,912)	(1,918,200)
Total	$3,162,413	$2,994,000

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $8,900.65 per month in rent until the end of the extended lease September 30, 2024. The Company, incurred lease expense for its operating leases of $18,220 for the three months ended March 31, 2023 and 2022 and Company’s weighted-average remaining lease term relating to its operating leases is 1.49 years, with a weighted-average discount rate of 10%.

In June 2022, the Company entered into a lease for office space in Mexico which terminates on May 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2023:

Maturity of operating lease liabilities for the following periods:
April 1, 2023 to March 31, 2024	$109,639
April 1, 2024 to September 30, 2024	21,890
Total undiscounted operating lease payments	131,529
Less: imputed interest	9,318
Present value of operating lease liabilities	$122,211

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

Note 6 – Notes Payable

Schedule of notes payable as of:

	March 31, 2023	December 31, 2022
Secured Royalty Participation Agreements (1)	$–	$150,000
Vehicle and equipment loans (2)	9,949	11,246
Notes payable (3)	280,000	285,000
Convertible notes payable, net of discount (4)	739,315	482,885
Total notes payable, net of discount	$1,029,264	$929,131

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023. (See Legal Part I, 3.1)

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due as at March 31, 2023 of $9,949 (December 31, 2022 - $11,246).

(3)	In 2019, the Company entered into various promissory notes with lenders in the aggregate principal balance of $375,000. The effective interest rates of the notes are 10% and mature within one year. In addition, the Company issued 45,000 shares of common stock in the aggregate for the commitment of resulting in a charge of $22,500 to debt discount. In 2020, the Company entered into various promissory notes with lenders in the aggregate principal balance of $225,000 with effective interest rates between 8% and 10% per annum. Each of these notes was extended until May 31, 2023. On October 20, 2021, The Company issued two promissory notes to investors for a total of $10,000. One of these notes was paid in full on January 18, 2023. The other has been extended until May 20, 2023. The outstanding balance of these notes was $280,000 and $285,000 as of March, 31, 2023 and December 31, 2022, respectively.

13

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

During the second quarter of 2022, one of the nine-month notes was extended for an additional 60 days, until August 1, 2022. As consideration for the 60-day extension, the Company agreed to pay 100,000 shares of common stock to the note holder, reduce the conversion price of the note, and reprice the associated warrants from $3.00 per share to $1.00 per share. The new conversion price shall be equal to the lower of (i) 50% of the lowest volume weighted average prices for common stock as reported at the close of trading on the market reporting trade prices for the common stock during the 30 trading days ending on, and including, the date of the notice of conversion and (ii) Closing Price on the Closing Date, not to exceed $2.25. On July 13, 2022, one of the notes was extended to September 1, 2022 in exchange for 183,780 warrants to purchase common stock at $3.00 per share, 75,512 shares of common stock and the principal amount of the note was increased by $70,833. On September 8, 2022, the note was further extended to May 26, 2023 and the interest rate increased from 10% to 18% per annum. The Company recognized $252,429 loss on extinguishment from the amendment of the note. On August 18, 2022, another note was further extended to September 30, 2022, in exchange for 200,000 shares of common stock. During the fourth quarter of 2022, the note was extended until May 31, 2023.

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

During the year ended December 31, 2022, $798,526 of principal and $25,473 of accrued interest was converted into 4,114,816 common shares leaving a balance, net of discount, of $482,885 and accrued interest of $381,259 as of December 31, 2022.

On February 28, 2023, the Company entered into a Global Settlement and Exchange of Senior Secured Convertible Promissory Note with Leonite Fund 1, LP (“Leonite), whereby Leonite agreed to settle all of its outstanding liability and the cancellation of their warrants in exchange for 10,538,152 common stock of the Company and 110,000 warrants to purchase common stock of the Company at $0.05 per share. The agreement is contingent upon all other holders executing agreements to convert their balances.

On March 27, 2023, the Company and an institutional investor (the “Holder”) executed an investment agreement for up to $7,000,000 through a convertible promissory note, share purchase agreement and warrant agreement (the “2023 Note"). The 2023 Note has a principal amount of up to $7,000,000 with an original issue discount of 12% and is to be disbursed in four (4) disbursements as set forth as follows: (i) the first disbursement in the amount of $1,000,000 occurred on March 27, 2023; (ii) the second disbursement in the amount of $200,000 is due within three (3) days after the filing of an S-1 registration statement; (iii) the third disbursement in the amount of $500,000 is due forty-five (45) days after effectiveness of an S-1 registration statement; and (iv) $120,000 is due forty-five (45) days after the third disbursement. The S-1 Registration Statement was filed on May 9, 2023. The 2023 Note carries an interest rate equal to seven percent (7%) per annum and is redeemable by the Company at any time at an amount equal to one hundred twenty-five percent (125%) of the then outstanding principal and interest accrued on the Note. All additional disbursements will be made at the Holder’s discretion, at any time, and if the Holder’s broker refuses to custody the securities issued in connection therewith, the Holder will have no obligation to make a disbursement under the disbursement schedule but will have the option to make such disbursement.

On April 11, 2023, the Company entered into an Amendment of Promissory Note with MCUS LLC (“MCUS”), whereby MCUS agreed to convert its conversion price to $0.05.

The balance of the four convertible notes payable, net of discount, as of March 31, 2023 and December 31, 2022 was $739,315 and $482,885, respectively.

Note 7 – Derivative Liabilities

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, which gives rise to a derivative liability which is a non-cash liability. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC Subtopic 815-15 Embedded Derivatives (“ASC 815-15”), the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period. Based upon ASC 840-15-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes and warrants. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the earliest issuance date.

Schedule of Derivative Liabilities

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of January 1, 2022	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	2,643,794	73,839	2,717,633
Change due to issuances	1,279,735	1,233,201	2,512,936
Change due to redemptions	(318,678)	–	(318,678)
Change in fair value	(332,500)	(59,855)	(392,355)
Balance as of March 31, 2023	$3,272,351	$1,247,185	$4,519,536

The Company used a Monte Carlo model to estimate the fair value of its derivatives. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the following periods:

	March 31, 2023	December 31, 2022
Stock price	$0.09 - $10.85	$0.09 - $10.85
Contractual term (in years)	0.00 - 5.00	0.00 - 5.00
Volatility (annual)	49.4% - 238.6%	47.4% - 236%
Risk-free rate	0.19% - 4.43%	0.19% - 4.38%

Note 8 – Financing Arrangement

During the year ended December 31, 2022, the Company entered into five non-recourse agreements for the sale of future receipts receiving gross proceeds of $528,984 which provided the Company with the ability to convert its account receivables into cash. Under the terms of the agreements, the Company must pay a specified amount each day until the financed receivables are fully paid. The agreements have an effective interest rate within the range of approximately 36% and 40%, which includes a discount of $143,446. The outstanding balance is secured by an interest in virtually all assets of the Company, with a first security interest on accounts receivable.

During the period ended March 31, 2023, the Company entered into two non-recourse agreements for the sale of future receipts for net proceeds of $571,500, receiving $449,000 in cash, which provided the Company with the ability to convert its account receivables into cash. These two loans were fully reimbursed prior to March 31, 2023.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of March 31, 2023, there was an outstanding balance of $113,515 (December 31, 2022 - $292,636) which is presented net of a discount of $35,268 (December 31, 2022 - $78,387).

Note 9 – Stockholders’ (Deficit) Equity

Shares issued as debt issuance costs

During the year ended December 31, 2022, the Company issued 74,488 shares of common stock to a lender to cover the financing costs. The shares were valued on the day of issuance at $2.68 per share for a total value of $200,000. This amount was treated as financing costs and recorded as a discount to notes payable.

Stock issuance for services and stock based compensation

During the three months ended March 31, 2023, the Company issued 27,898 shares of common stock, to officers, employees and vendors for services valued at $65,354, respectively.

During the three months ended March 31, 2023 and 2022, the Company also recognized $108,260 of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

Stock issued for LFR Acquisition

During the period ended March 31, 2022, the Company issued 2,400,000 shares of common stock for the acquisition of LFR with a fair value of $271,920 (see Note 4).

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

On January 13, 2023, the Company, under the terms of the note, issued 2,600,000 common shares upon the conversion of $130,000 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $155,870 gain on extinguishment.

On January 23, 2023, the Company, under the terms of the note, issued 2,666,763 common shares upon the conversion of $133,000 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $162,808 gain on extinguishment.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the period ended March 31, 2022, the Company entered into the following related party transactions:

•	It recognized $62,500 in accrued salary for its Chairman and CEO in addition to the Company amortized $108,260 of previous stock compensation granted to its Chairman and CEO that is being amortized over 10 years;
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $35,000 in interest for the year and included in accounts payable and accrued liabilities. This note is also described in Note 6.
•	The Company paid its CFO $4,500 in fees during the year.

During the period ended March 31, 2023, the Company entered into the following related party transactions:

•	It recognized $145,833 in accrued salary for its Chairman and CEO in addition to the Company amortized $108,260 of previous stock compensation granted to its Chairman and CEO that is being amortized over 10 years;
•	The Company paid $30,000 in salary to its President and COO.
•	The Company accrued $3,500 in fees payable to its Corporate Secretary.
•	The Company accrued $4,500 in fees payable to its CFO.
•	A company with a common director advanced the Company $40,736 at 10% on September 1, 2021 for which the Company accrued $140,000 ($35,000 in 2021) in interest for the year and included in accounts payable and accrued liabilities. This note is also described in Note 6.

In addition, as at March 31, 2023, the Company owes Officers $179,509 (December 31, 2022 - $179,509) that is included in Accounts payable and accrued liabilities.

Note 11 – Commitments and Contingencies

Legal proceedings

In December 2018, PSIQ Inc. filed a lawsuit against the Company alleging non-payment of a combined loan in the amount of $150,000. The Company vigorously objected to the legality of the interest charged, and filed a dispositive Motion for Dismissal, which was granted on March 15, 2023. The case against Stemtech was dismissed on March 16, 2023.

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the Financial Statements as at March 31, 2023 and December 31, 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the Company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May 2021, and is making installment payments for the remaining $2,666 and were made subsequent to March 31, 2023 the Company received confirmation of settlement May 9, 2023.

In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s consolidated financial position or consolidated results of operations.

Note 12 – Subsequent Events

On April 11, 2023, the Company entered into an Amendment of Promissory Note with MCUS LLC (“MCUS”), whereby MCUS agreed to convert its conversion price to $0.05.

On May 5, 2023, the Company increased the number of authorized Common Stock of the Company to 400,000,000.

On May 9, 2023, the Company filed an S-1 Registration Statement to register 189,121,101 Common Stock of the Company.

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

Company Overview

Stemtech Corporation was incorporated under the laws of the State of Nevada, U.S. on September 4, 2009. Our registration statement on Form S-1 was filed with the SEC was declared effective on May 15, 2013. On August 19, 2021, the Company entered into a Merger Agreement with Stemtech Corporation by which the Company acquired one hundred percent of the shares of STEMTECH CORPORATION in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the Company. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change.

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

While sales of products obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partner” Sales Forces, and we invest much energy in growing our IBPs. Post funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. With an enhanced compensation plan, IBPs will be even more incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs.

We are now reinstituting contests, travel incentives, cruises, other trips, Business Academies (Aguas Calientes, Mexico in May 2023; Las Vegas, U.S. in June, 2023) for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Stemtech also launched the Stemtech AdvanceOffice Mobile App, based on the Verb Technology platform in September 2022, improving communication, sharing of information, training videos and other content for recruiting, on-boarding, customer retention and measuring key performance indicators for the IBP business.

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

Three-Month Period Ended March 31, 2023 Compared to the Three-Month Period Ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, net sales were $1,133,341 and $1,156,308, respectively. The decrease was primarily due to back orders increasing to $75,907 from $0 the year earlier period.

During the three months ended March 31, 2023 and 2022, our total operating expenses were $2,139,534 and $1,074,233, respectively. The increase is primarily due to an increase in commissions and salaries as well as stock-based compensation.

During the three months ended March 31, 2023 and 2022, total non-operating expenses were $1,021,381 and $328,880, respectively, resulting in an increase of $692,501. The difference is primarily due to $1,355,800 increase of interest expense on notes payable and convertible notes, partially offset by the $468,678 gain from the change in fair value of derivative liabilities in connection with the note payable issued in September 2021.

The net loss attributable to Stemtech for the three months ended March 31, 2023 and 2022, was $2,236,730 and $494,740, respectively. The increase in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $2,236,730 and $494,740 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we met our short-term liquidity requirements from our existing cash reserves.

As of March 31, 2023, our current assets were $750,829 compared to $612,370 in current assets at December 31, 2022. As of March 31, 2023, our current liabilities were $9,256,317 compared to $7,415,791 at December 31, 2022. Current liabilities at March 31, 2023 were comprised of $3,444,987 of accounts payable and accrued expenses, $289,949 in notes payables, $739,315 in convertible notes net of discounts and $108,376 in current operating lease liabilities, $75,907 on deferred revenues, $78,247 in accounts receivable financing and $4,519,536 of derivative liabilities a non-cash item.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2023, net cash flows used in operating activities were $574,667 versus $80,917 a year earlier, which is primarily due to the change in working capital accounts. The net loss of $2,236,974, gain on extinguishment of debt of $468,678 and the gain from the change in fair value of derivative liabilities of $392,355 was offset by the interest expense and amortization of debt discount of $1,512,936 and $381,211, respectively, as well as $119,598 depreciation and amortization expense and $108,260 of stock compensation expense and $65,354 in stock issued for services.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the three-month period ended March 31, 2023, net cash provided from financing activities of $798,600 mainly consisted of proceeds from notes payable of $1,000,000 partially offset by payments on factoring agreements.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; (iii) marketing expenses; and (iv) IT website development. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Commitments and Contingencies

None.

Financing

On March 27, 2023, the Company and an institutional investor (the “Holder”) executed an investment agreement for up to $7,000,000 through a convertible promissory note, share purchase agreement and warrant agreement (the “2023 Note"). The 2023 Note has a principal amount of up to $7,000,000 with an original issue discount of 12% and is to be disbursed in four (4) disbursements as set forth as follows: (i) the first disbursement in the amount of $1,000,000 occurred on March 27, 2023; (ii) the second disbursement in the amount of $200,000 is due within three (3) days after the filing of an S-1 registration statement; (iii) the third disbursement in the amount of $500,000 is due forty-five (45) days after effectiveness of an S-1 registration statement; and (iv) $120,000 is due forty-five (45) days after the third disbursement. The 2023 Note carries an interest rate equal to seven percent (7%) per annum and is redeemable by the Company at any time at an amount equal to one hundred twenty-five percent (125%) of the then outstanding principal and interest accrued on the Note. All additional disbursements will be made at the Holder’s discretion, at any time, and if the Holder’s broker refuses to custody the securities issued in connection therewith, the Holder will have no obligation to make a disbursement under the disbursement schedule but will have the option to make such disbursement.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the nutraceutical industry, which could impact the availability or cost of future financing. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have no plans, arrangements or contingencies in place in the event that we cease operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 in the accompanying consolidated financial statements as of March 31, 2023 and December 31, 2022. Mr. Carter’s request for Summary Judgment was rejected by the Court on March 3, 2023.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the Company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May 2021, and the final installment payment was made April 24, 2023. Confirmation has been received that this matter has been settled.

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

Stemtech Corporation

Date: May 15, 2023	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

