Form 10-Q/A
period 2023-03-31
Stemtech Corp
filed 2023-06-06
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to correct the Shell Company status on the cover page, which was mistakenly checked. No other changes have been made to the Form 10-Q, as originally filed on May 15, 2023.

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

14

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

Stemtech Corporation

Date: June 6, 2023	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2023	By:	/s/James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

