Form 10-Q
period 2023-06-30
Stemtech Corp
filed 2023-08-22
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4851 Tamiami Trail North, Suite 200

Naples, FL 34103

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 100,169,170 shares of common stock, $0.001 par value, issued and outstanding as of August 16, 2023.

STEMTECH CORPORATION

FORM 10-Q

June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash	$283,878	$132,487
Accounts receivable, net	23,170	34,767
Inventory, net	225,719	158,053
Prepaid expenses and other current assets	231,212	287,063
TOTAL CURRENT ASSETS	763,979	612,370

Property and equipment, net	23,130	27,296
Intangible assets, net	3,011,798	2,994,000
Long term deposits	23,675	23,065
Operating lease right-of-use assets, net	112,222	142,801
Goodwill	467,409	467,409
TOTAL ASSETS	$4,402,213	$4,266,941

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,131,037	$3,396,543
Notes payable	1,353,247	446,246
Convertible debentures, net of discount	1,056,348	482,885
Operating lease liabilities - current	106,614	119,065
Deferred revenues	52,866	39,170
Factoring liability	9,722	214,249
Derivative liability	–	2,717,633
TOTAL CURRENT LIABILITIES	5,709,834	7,415,791

Operating lease liabilities – non-current	2,416	23,068
TOTAL LIABILITIES	5,712,250	7,438,859

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Common stock - $0.001 par value; 400,000,000 and 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 96,317,252 and 53,442,147 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	96,319	53,442
Additional paid in capital	23,728,202	19,391,400
Accumulated other comprehensive loss	(237,668)	(247,760)
Accumulated deficit	(24,154,890)	(21,631,241)
Stemtech Corporation stockholders’ deficit	(568,037)	(2,434,159)
Non-controlling interest in subsidiaries	(742,000)	(737,759)
TOTAL STOCKHOLDERS’ DEFICIT	(1,310,037)	(3,171,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,402,213	$4,266,941

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three-months ended June 30,		For the six-months ended June 30,
	2023	2022	2023	2022

NET SALES	$1,128,126	$1,276,424	$2,261,467	$2,432,732

Cost of goods sold	222,900	382,831	454,717	629,057
Freight-in	23,282	10,382	36,282	26,753
TOTAL COST OF GOODS SOLD	246,182	393,213	490,999	655,810
GROSS PROFIT	881,944	883,211	1,770,468	1,776,922

OPERATING EXPENSES
Commissions	113,521	293,140	421,608	455,052
Selling and marketing	134,592	139,275	267,979	279,584
General and administrative	1,601,251	1,478,990	3,285,511	2,251,002
Research and development	177	–	13,977	–
TOTAL OPERATING EXPENSES	1,849,541	1,911,405	3,989,075	2,985,638

LOSS FROM OPERATIONS	(967,597)	(1,028,194)	(2,218,607)	(1,208,716)

OTHER INCOME (EXPENSE):
Other income (expenses), net	147	(927)	(1,101)	(1,951)
Interest expense	(2,016,314)	(645,651)	(3,897,480)	(1,171,017)
Change in fair value of derivative liabilities	1,289,443	(22,538,626)	1,681,798	(22,341,116)
Gain (loss) on extinguishment of debt	345,454	(878,806)	814,132	(878,806)
Gain on settlement of derivative liabilities	1,059,839	–	1,059,839	–
Gain on forgiveness of PPP Loan	–	124,300	–	124,300
TOTAL OTHER INCOME (EXPENSE), NET	678,569	(23,939,710)	(342,812)	(24,268,590)

LOSS BEFORE INCOME TAXES	(289,028)	(24,967,904)	(2,561,419)	(25,477,306)

PROVISION (BENEFIT) FOR INCOME TAXES	(1,888)	–	33,529	–
NET LOSS	(290,916)	(24,967,904)	(2,527,890)	(25,477,306)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,997)	(19,665)	(4,241)	(34,327)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(286,919)	$(24,948,239)	$(2,523,649)	$(25,442,979)

Net loss per common share
Basic	$(0.00)	$(0.56)	$(0.04)	$(0.57)
Diluted	$(0.00)	$(0.56)	$(0.04)	$(0.57)

Shares used to compute loss per share
Basic	91,773,957	44,712,562	64,705,203	44,699,117
Diluted	91,773,957	44,712,562	64,705,203	44,699,117

Comprehensive loss
Net loss	$(286,919)	$(24,948,239)	$(2,523,649)	$(25,442,979)
Change in foreign currency translation adjustments	23,222	367,960	10,092	162,707
Comprehensive loss available to common stockholders	$(263,697)	$(24,580,279)	$(2,513,557)	$(25,280,272)

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

‘
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non- controlling	Total Stockholders'
	No. of Shares	Amount	Capital	Deficit	Income (Loss)	Sub total	Interests	Deficit

Balance at March 31, 2022	44,685,673	$44,685	$10,224,556	$(13,581,058)	$(635,508)	$(3,947,325)	$(664,516)	$(4,611,841)
Stock based compensation	–	–	109,463	–	–	109,463	–	109,463
Stock issued for services	10,000	10	29,990	–	–	30,000	–	30,000
Stock issued for loan extension	100,000	100	299,900	–	–	300,000	–	300,000
Foreign currency translation adjustment	–	–	–	–	367,960	367,960	–	367,960
Loss attributable to non-controlling interests	–	–	–	–	–	–	(19,665)	(19,665)
Net loss	–	–	–	(24,948,239)	–	(24,948,239)	–	(24,948,239)
Balance at June 30, 2022	44,795,673	$44,795	$10,663,909	$(38,529,297)	$(267,548)	$(28,088,141)	$(684,181)	$(28,772,322)

Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	–	–	217,723	–	–	217,723	–	217,723
Stock issued for services	10,000	10	29,990	–	–	30,000	–	30,000
Stock issued for loan extension	100,000	100	299,900	–	–	300,000	–	300,000
Foreign currency translation adjustment	–	–	–	–	162,707	162,707	–	162,707
Loss attributable to non-controlling interests	–	–	–	–	–	–	(34,327)	(34,327)
Net loss	–	–	–	(25,442,979)	–	(25,442,979)	–	(25,442,979)
Balance at June 30, 2022	44,795,673	$44,795	$10,663,909	$(38,529,297)	$(267,548)	$(28,088,141)	$(684,181)	$(28,772,322)

Balance at March 31, 2023	61,136,808	$61,137	$20,092,577	$(23,867,971)	$(260,890)	$(3,975,147)	$(738,003)	$(4,713,150)
Stock based compensation	–	–	109,463	–	–	109,463	–	109,463
Stock issued for services	6,047,680	6,048	360,711	–	–	366,759	–	366,759
Conversion of convertible notes and accrued interest to common stock	16,983,094	16,985	1,359,073	–	–	1,376,058	–	1,376,058
Settlement of accrued liabilities for common stock	12,149,670	12,149	794,927	–	–	807,076	–	807,076
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Foreign currency translation adjustment	–	–	–	–	23,222	23,222	–	23,222
Loss attributable to non-controlling interests	–	–	–	–	–	–	(3,997)	(3,997)
Net loss	–	–	–	(286,919)	–	(286,919)	–	(286,919)
Balance at June 30, 2023	96,317,252	$96,319	$23,728,202	$(24,154,890)	$(237,668)	$(568,037)	$(742,000)	$(1,310,037)

Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	217,723	–	–	217,723	–	217,723
Stock issued for services	6,075,578	6,076	426,037	–	–	432,113	–	432,113
Conversion of convertible notes and accrued interest to common stock	22,249,857	22,252	1,617,144	–	–	1,639,396	–	1,639,396
Settlement of accrued liabilities for common stock	12,149,670	12,149	794,927	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Foreign currency translation adjustment	–	–	–	–	10,092	10,092	–	10,092
Loss attributable to non-controlling interests	–	–	–	–	–	–	(4,241)	(4,241)
Net loss	–	–	–	(2,523,649)	–	(2,523,649)	–	(2,523,649)
Balance at June 30, 2023	96,317,252	$96,319	$23,728,202	$(24,154,890)	$(237,668)	$(568,037)	$(742,000)	$(1,310,037)

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
	2023	2022

OPERATING ACTIVITIES
Net loss	$(2,527,890)	$(25,477,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,493	216,717
Stock compensation expense	217,723	217,723
Stock issued to vendor for services	432,113	30,000
Amortization of debt discount	2,137,270	1,028,375
Amortization of right of use asset	30,579	27,253
Non-cash interest expense from issuance on debt (derivative)	1,604,081	–
Gain on settlement of derivative liabilities	(1,059,839)	–
Change in fair value of derivative liabilities	(1,681,798)	22,341,116
Gain (loss) on extinguishment of debt	(814,132)	878,806
Gain on forgiveness of PPP Loan	–	(124,300)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,597	(13,352)
Inventory	(67,666)	235,278
Prepaid expenses and other current assets	55,851	104,191
Accounts payable and accrued expenses	509,943	(192,096)
Long term deposits	(610)	9,665
Deferred revenues	13,696	–
Operating lease liabilities	(33,103)	(26,834)
NET CASH USED IN OPERATING ACTIVITIES	(898,692)	(744,764)

FINANCING ACTIVITIES
Proceeds from notes payable	1,561,000	–
Proceeds from factoring liability	(230,263)	241,000
Return of principal	–	88,215
Repayment of note payable and factoring liability	(290,746)	(175,635)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,039,991	153,580

Effects of currency translation on cash	10,092	162,707

Net increase (decrease) in cash	151,391	(428,477)
Cash, beginning of period	132,487	828,206
Cash, end of period	$283,878	$399,729

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,821	$–

Supplemental Disclosure of Non-Cash Information
Stock issued for LFR Acquisition	$271,920	$–
Issuance of common stock for conversion of debt	$1,639,396	$–
Settlement of accrued liabilities for common stock	$807,076	$–
Reclassification of derivative liabilities to APIC	$1,011,451	$–
Recognition of right of use asset - operating lease	$–	$53,463

See accompanying notes to these unaudited consolidated financial statements.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed April 17, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year as a whole. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $24.1 million and a working capital deficiency of approximately $4.9 million at June 30, 2023. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of June 30, 2023 and December 31, 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at June 30, 2023 and December 31, 2022.

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As at June 30, 2023, the Company had a reserve for sales returns of approximately $9,700 (December 31, 2022 - $7,000), which is included in accrued liabilities in the accompanying consolidated balance sheets.

Comprehensive Loss

The other comprehensive loss in the accompanying consolidated financial statements relates to the net loss of the Company for the respective period as well as unrealized foreign currency translation adjustments.

Foreign Currency Translation

A portion of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ deficit is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ deficit in the consolidated balance sheets and as a component of comprehensive loss. Transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

For the six months ended June 30, 2023 and 2022, the dilutive effect of 14,448,206 and 3,836,000, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net loss in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	June 30,	December 31,
	2023	2022
Finished goods	$118,927	$103,297
Raw materials	106,792	54,756
Total Inventory	$225,719	$158,053

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at June 30, 2023 and December 31, 2022. The estimated useful life of the identifiable intangible assets is six to fourteen years. The goodwill is amortizable for tax purposes.

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

The components of all acquired intangible assets were as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names & trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	–	18 months
Accumulated amortization	(2,187,527)	(1,918,200)
Total	$3,011,798	$2,994,000

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $8,900 per month in rent until the end of the extended lease September 30, 2024. The Company, incurred lease expense for its operating leases of $18,220 and $36,440 for each of the three and six month periods ended June 30, 2023 and 2022, respectively and Company’s weighted-average remaining lease term relating to its operating leases is 1.28 years, with a weighted-average discount rate of 10%.

In June 2022, the Company entered into a lease for office space in Mexico which terminates on May 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2023:

Maturity of operating lease liabilities for the following periods:
July 1, 2023 to June 30, 2024	$96,283
July 1, 2024 to September 30, 2024	22,065
Total undiscounted operating lease payments	118,348
Less: imputed interest	9,318
Present value of operating lease liabilities	$109,030

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

Note 6 – Notes Payable

Schedule of notes payable as of:

	June 30, 2023	December 31, 2022
Secured Royalty Participation Agreements (1)	$–	$150,000
Vehicle and equipment loans (2)	2,770	11,246
Notes payable (3)	1,350,477	285,000
Convertible notes payable, net of discount (4)	1,056,348	482,885
Total notes payable, net of discount of $945,293 and $1,823,265 as of June 30, 2023 and December 31, 2022, respectively	$2,409,595	$929,131

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023 leaving a gain on extinguishment of $150,000. (See Legal Part I, 3.1)

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car. The note accrues interest at 4.42% and matures in 5 years with a balance due as at June 30, 2023 of $2,770 (December 31, 2022 - $11,246).

(3)

In 2019, the Company engaged in agreements involving promissory notes with three lenders, collectively amounting to a principal balance of $375,000. These notes, bearing effective interest rates of 10%, mature within a one-year timeframe. Additionally, the Company allotted 45,000 shares of common stock, cumulatively valued, as a commitment incentive, resulting in an associated debt discount of $22,500. In the subsequent year, 2020, the Company further entered into promissory note arrangements with four lenders, culminating in an aggregate principal balance of $225,000. The effective interest rates for these notes range between 8% and 10% annually. As of December 31, 2022, the outstanding balance for the notes from both the 2019 and 2020 issuances amounted to $275,000, accompanied by accrued interest totaling $50,819.

On October 20, 2021, the Company issued a pair of promissory notes to investors, totaling $10,000. These notes were duly settled in their entirety on January 18, 2023 and April 3, 2023, respectively. Subsequently, on June 12, 2023, a conversion of principal took place, with $275,000 being converted at a rate of $0.05 per share, resulting in the issuance of 6,777,121 common shares. Among these, 5,522,303 shares were released, while the remaining 1,254,841 shares of common stock payable to a singular investor, with a fair value of $62,741 which is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2023.

On May 1, 2023, the Company amended its convertible promissory note with Sharing Services Global Corporation (“SHRG”), wherein SHRG capitalized $222,556 of accrued interest and waive its conversion rights as per the original agreement, see below. The promissory note is no longer convertible and is included in the chart above with plain notes payable.

As of June 30, 2023, and December 31, 2022, the outstanding balance for these notes stood at $1,350,477 and $285,000, respectively.

(4)

During the fiscal year concluding on December 31, 2021, the Company issued a cumulative total of $2,423,738 in convertible promissory notes to investors. These notes featured varying maturity dates spanning from nine months to three years, coupled with interest rates ranging from 8% to 12% per annum. In addition, the Company distributed 154,173 shares of common stock and granted warrants allowing the purchase of 2,400,000 common stock shares at exercise prices spanning between $2.685 and $3.00 per share. The recorded value of both the common stock and warrants was attributed as a discount to the notes, valuated at fair market value.

In the second quarter of 2022, one of the notes held by investor MCUS LLC (“MCUS”) was extended by 60 days, until August 1, 2022. As part of the extension agreement, the Company issued 100,000 shares of common stock to the noteholder. Moreover, the conversion price of the note was reduced to the lower of (i) 50% of the lowest volume weighted average prices for common stock over the 30 trading days leading up to the conversion notice date and (ii) the Closing Price on the Closing Date, capped at $2.25. On August 18, 2022, this note was extended to September 30, 2022, in exchange for 200,000 shares of common stock and in the fourth quarter of 2022, this note was once again extended, this time until May 31, 2023.

On July 13, 2022, another note held by investor Leonite Fund 1, LP (”Leonite”), was extended to September 1, 2022, in exchange for 183,780 warrants, 75,512 common stock shares, and an increased principal amount of $70,833. On September 8, 2022, the same note was further extended to May 26, 2023, accompanied by a rise in the interest rate from 10% to 18% per annum. The amendment of this note resulted in a recognized loss on extinguishment amounting to $252,429.

Throughout the third and fourth quarters of 2022, the Company issued a collective sum of $400,000 in convertible notes payable, net of discount, in several installments to MCUS and Leonite. These notes accrued interest varying from 10% to prime plus 8% per annum and possessed maturity dates nine months from their issuance. Additionally, the lenders received 95,115 warrants with an exercise price equivalent to the lower of $2.685 or 65% of the lowest traded price over the preceding 30 days, and 81,760 warrants with an exercise price equal to the lower of $2.685 or 50% of the Volume Weighted Average Price (VWAP) over the preceding 30 days. All the warrants issued were set to expire five years after their issuance date.

During the year ended December 31, 2022, a sum of $798,526 in principal and $25,473 in accrued interest was converted into 4,114,816 common shares. As a result, a balance of $482,885, net of discount and accrued interest of $381,259 remained outstanding as of December 31, 2022.

In January 2023, the Company issued 5,266,763 upon the conversion of $263,000 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $318,678 gain on extinguishment.

On February 28, 2023, the Company entered into a comprehensive settlement and exchange agreement concerning a Senior Secured Convertible Promissory Note with Leonite. Under this agreement, Leonite agreed to settle its outstanding liability and cancel its warrants in exchange for 10,648,152 common stock shares of the Company to purchase common stock at $0.05 per share. As the debt was settled, the Company recognized a loss on extinguishment worth $132,142 and owed $637,684 worth of common shares. In the second quarter of 2023, the Company issued 6,340,591 common shares, leaving a payable balance of 4,307,561 shares of common stock valued at $573,336, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2023.

On March 27, 2023, the Company executed an investment agreement with an institutional investor (“Holder”) for up to $7,000,000 through a convertible promissory note, share purchase agreement, and warrant agreement (the "2023 Note"). The 2023 Note, with a principal amount reaching up to $7,000,000, carried an original issue discount of 12% and was structured to be disbursed in four installments. These installments included a first disbursement of $1,000,000 on March 27, 2023, a second disbursement of $200,000 within three days after filing an S-1 registration statement, a third disbursement of $500,000 forty-five days after the effectiveness of the S-1 registration statement, and a fourth disbursement of $120,000 forty-five days after the third disbursement. The S-1 Registration Statement was filed on May 9, 2023. The 2023 Note bore an interest rate of seven percent (7%) per annum and could be redeemed by the Company at any time for an amount equivalent to one hundred twenty-five percent (125%) of the outstanding principal and interest on the Note. Additional disbursements were discretionary on the Holder's part and could be executed at any time. Should the Holder's broker decline custody of the issued securities, the Holder would have no obligation to adhere to the disbursement schedule, yet the option to make such disbursement would remain.

On April 11, 2023, the Company amended its Promissory Note with MCUS, resulting in the conversion price being fixed at $0.05. Since the Promissory Note is not significantly different after the amendment, the note was treated using modification accounting. After eliminating the bifurcated derivative liability, the company recorded a gain of $171,362 on settlement of derivative liabilities. On May 1, 2023, the Company partially settled its debt with MCUS by agreeing to issue 7,739,938 shares of common stock, of which 5,121,200 were issued, resulting in a loss on extinguishment of $79,212. The Company retains an obligation towards MCUS, entailing the issuance of 2,618,738 shares of common stock valued at $130,987, which is included in accounts payable and accrued expenses as of June 30, 2023.

Similarly, on May 1, 2023, the Company amended its convertible promissory note with SHRG, wherein SHRG capitalized $222,556 of accrued interest and waive its conversion rights as per the original agreement. However, this amendment was contingent upon the Company making a payment of $222,556 to SHRG, which was duly fulfilled in May 2023. This amendment was treated using extinguishment accounting which eliminated the bifurcated derivative liability and added additional debt discount resulted in a recorded gain of $557,793 on extinguishment.

As of June 30, 2023, the outstanding gross principal balance for the three convertible notes was $1,350,477, $227,777 and $1,773,864, and the remaining unamortized debt discount for each note was $40,736, $0, and $904,557, respectively.

As of December 31, 2022, the outstanding gross principal balance for the three convertible notes was $1,400,000, $267,082, and $639,068, and the remaining unamortized debt discount for each note was $1,259,825, $183,391, and $380,049, respectively.

The aggregate balance of all three convertible notes payable, net of discount, as of June 30, 2023 and December 31, 2022 was $2,406,825 and $482,885, respectively.

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

Schedule of Derivative Liabilities

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of January 1, 2022	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	2,643,794	73,839	2,717,633
Change due to issuances	1,279,735	1,233,201	2,512,936
Change due to redemptions	(2,533,464)	(1,015,307)	(3,548,771)
Change in fair value	(1,390,065)	(291,733)	(1,681,798)
Balance as of June 30, 2023	$–	$–	$–

The Company used a Monte Carlo model to estimate the fair value of its derivatives. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the following periods:

	June 30, 2023	December 31, 2022
Stock price	$0.08 - $10.85	$0.09 - $10.85
Contractual term (in years)	0.00 - 3.00	0.00 - 5.00
Volatility (annual)	47.4% - 238.6%	47.4% - 236%
Risk-free rate	0.19% - 4.53%	0.19% - 4.38%

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

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of June 30, 2023, there was an outstanding balance of $13,805 (December 31, 2022 - $292,636) which is presented net of a discount of $4,083 (December 31, 2022 - $78,387).

Note 9 – Stockholders’ (Deficit) Equity

On May 5, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 400,000,000.

Stock issuance for services and stock based compensation

During the six months ended June 30, 2023, the Company issued 6,075,578 shares of common stock, to officers, employees and vendors for services valued at $432,113.

During the six months ended June 30, 2023 and 2022, the Company also recognized $217,723 of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

Settlement of accrued liabilities for common stock

During the six months ended June 30, 2023, the Company issued 12,149,670 shares of common stock, to officers, employees and vendors for accumulated past services of $807,076, including $416,667 to its Chairman and CEO, see note 10. The Company owes 96,882 shares of common stock to a vendor for services, leaving a payable of $7,565, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2023.

Stock issued for LFR Acquisition

During the six months ended June 30, 2023, the Company issued 2,400,000 shares of common stock for the acquisition of LFR with a fair value of $271,920 (see Note 4).

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

On August 18, 2022, the Company entered into an additional amendment of a previous amendment dated May 31, 2022, of its original promissory convertible note executed on September 3, 2021. Under the terms of the new amendment dated August 18, 2022, the note is extended until September 30, 2022 and in exchange, the Company agreed to provide the noteholder with 200,000 shares of common stock. In addition, the noteholder also agreed to cancel 500,000 warrants previously issued to the noteholder in exchange for an additional 200,000 shares of Company’s common stock. The Company recognized $423,176 loss on extinguishment of the note and a $1,183,544 gain on extinguishment upon cancellation of the warrants and derivative liabilities associated with the warrants.

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

On April 26, 2023 and June 7, 2023, the Company issued 6,340,591 common shares valued at $843,933 upon the conversion of notes payable. Upon conversion of the note and settlement and derivative liability, the Company recognized a $132,142 loss on extinguishment, see Note 6.

On May 1, 2023 and June 21, 2023, the Company issued 5,120,200 common shares valued at $250,889, resulting in a loss on extinguishment of $79,212, see Note 6.

On June 12, 2023, the Company issued 5,522,303 common shares upon the conversion of $276,115 in notes payable and accrued interest. Upon conversion, the Company recognized a $5,516 loss on extinguishment.

Reclassification of derivative liabilities to APIC

On May 1, 2023, the Company no longer had derivative liabilities associated with the warrants and their cumulative value of $1,011,451 was reclassified into additional paid in capital on the consolidated statement of stockholders’ deficit.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the period ended June 30, 2022, the Company entered into the following related party transactions:

•	It recognized $125,000 in accrued salary for its Chairman and CEO in addition to the Company amortized $217,723 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months;
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $70,000 in interest for the year which is included in accounts payable and accrued liabilities. This note is also described in Note 6.
•	The Company paid its CFO $4,500 in fees during the year.

During the period ended June 30, 2023, the Company entered into the following related party transactions:

•	Issued 8,333,333 shares of common stock at $0.05 per share for $416,667 in accrued salary for its Chairman and CEO and in addition the Company amortized $217,723 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months;
•	The Company paid $30,000 in salary to its President and COO.
•	The Company accrued $3,500 in fees payable and issued 2,685,180 shares of common stock at $0.05 per share for $134,259 to its Corporate Secretary for services.
•	The Company accrued $9,500 in fees payable to its CFO.
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $80,571 ($70,000 in 2022) in interest during the six months ended June 30, 2023 and included in accounts payable and accrued liabilities on the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. This note is also described in Note 6.

Note 11 – Commitments and Contingencies

Legal proceedings

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets as at June 30, 2023 and December 31, 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the Company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May 2021. This amount was paid and a Stipulation of Dismissal with Prejudice was filed on May 8, 2023, closing the case.

In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s consolidated financial position or consolidated results of operations.

Note 12 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting none other than the following:

On August 8, 2023, the Company issued 1,254,818 shares of common stock to an investor satisfying $62,741 of common stock payable, see Note 6.

On August 10, 2023, the Company issued 2,559,600 shares of common stock to MCUS as the third and final tranche to satisfy $130,987 of common stock payable, see Note 6.

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

In addition, Stemtech has worked to reduce overhead costs by outsourcing U.S. order fulfillment services to a third-party partner who will also be responsible for inventory planning and production scheduling, beginning August 7, 2023. Further, beginning August 1, 2023, the customer service function for the U.S. was transitioned to our Mexico offices in Guadalajara at a cost savings and improved synergistic benefits by expanding service hours from 8 to 12 hours in the U.S.  Also, U.S. health insurance coverage has ended with the release of employees. With the new inventory process, the cost of insurance coverage will be reduced to lower rates beginning in September.

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

Three-Month Period Ended June 30, 2023 Compared to the Three-Month Period Ended June 30, 2022.

During the three months ended June 30, 2023 and 2022, net sales were $1,128,126 and $1,276,424, respectively. The decrease was primarily due to back orders increasing to $75,907 from $0 the prior year.

During the three months ended June 30, 2023, cost of goods sold was $246,182 versus $393,213, for a negative variance of $147,031 or 37%. This variance is in line with the decrease in sales during the three months ended June 30, 2023.

During the three months ended June 30, 2023 and 2022, our commissions expenses were $113,521 and $293,140, respectively, resulting in a decrease of $179,619, or 61%. The variance is in line with decrease sales during the three months ended June 30, 2023.

During the three months ended June 30, 2023 and 2022, our general and administrative expenses were $1,601,251 and $1,478,990, respectively, resulting in an increase of $122,261, or 8%. The increase is primarily due to hiring of consultants.

During the three months ended June 30, 2023 and 2022, our selling and marketing expenses were $134,592 and $139,275, respectively, resulting in a decrease of $4,683, or 3%.

During the three months ended June 30, 2023, total non-operating income were $678,569 compared to total non-operating expenses were $23,939,710 during the three months ended June 30, 2022, resulting in a decrease of $24,618,279. The difference is primarily due to $22,538,626 loss from change in fair value of derivative liabilities in 2022 to a $1,289,443 gain in 2023.

The net loss attributable to Stemtech for the three months ended June 30, 2023 was $286,919 compared to net loss attributable to Stemtech for the three month period ended June 30, 2022 was $24,948,239. The increase in net loss was caused by the factors described above.

Six-Month Period Ended June 30, 2023 Compared to the Six-Month Period Ended June 30, 2022.

During the six months ended June 30, 2023 and 2022, net sales were $2,261,467 and $2,432,732, respectively, resulting in a decrease of $171,265, or 7%. This variance is due to an increase in IBPs and management anticipates net sales to increase further as it has recently implemented a price increase, however current economic risks of recession can influence this.

During the six months ended June 30, 2023, cost of goods sold was $490,999 versus $655,810, for a negative variance of $164,811 or 25%. This variance is in line with the decrease in sales during the six months ended June 30, 2023.

During the six months ended June 30, 2023 and 2022, our commissions expenses were $421,608 and $455,052, respectively, resulting in a decrease of $33,444, or 7%. The variance is in line with decreased sales during the six months ended June 30, 2023.

During the six months ended June 30, 2023 and 2022, our selling and marketing expenses were $267,979 and $279,584, respectively, resulting in a decrease of $11,410, or 4%.

During the six months ended June 30, 2023 and 2022, our general and administrative expenses were $3,285,511 and $2,251,002, respectively, resulting in an increase of $1,034,314, or 46%. The increase is primarily due to the increase in payments to consultants.

During the six months ended June 30, 2023 and 2022, our total operating expenses were $3,989,075 and $2,985,638, respectively, resulting in an increase of $1,003,437, or 34%. The increase in operating expenses was caused by the factors described above.

During the six months ended June 30, 2023, total non-operating expenses were $342,812 compared to $24,268,590, resulting in an decrease of $23,925,778. The difference is primarily due to $22,341,116 loss from change in fair value of derivative liabilities in 2022 to a $1,681,798 gain in 2023.

The net loss attributable to Stemtech for the six months ended June 30, 2023 and 2022, was $2,523,649 and $25,442,979, respectively. The decrease in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $2,527,890 and $25,477,306 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we met our short-term liquidity requirements from issuance of debt.

As of June 30, 2023, our current assets were $763,979 compared to $612,370 in current assets at December 31, 2022. As of June 30, 2023, our current liabilities were $5,709,834 compared to $7,415,791 at December 31, 2022. Current liabilities at June 30, 2023 were comprised of $3,131,037 of accounts payable and accrued expenses, $1,353,247 in notes payables, $1,056,348 in convertible notes net of discounts and $106,614 in current operating lease liabilities, $52,866 of deferred revenues and $9,722 in accounts receivable financing.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2023, net cash flows used in operating activities were $898,692 versus $744,764 a year earlier, which is primarily due to the change in working capital accounts. The net loss of $2,527,890, gain on extinguishment of debt of $814,132, loss on settlement of derivative liabilities of $1,059,839 and the gain from the change in fair value of derivative liabilities of $1,681,798 was offset by the interest expense and amortization of debt discount of $1,604,081 and $2,137,270, respectively, as well as $273,493 depreciation and amortization expense and $217,723 of stock compensation expense and $432,113 in stock issued for services.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the six-month period ended June 30, 2023, net cash provided from financing activities of $1,039,991 mainly consisted of proceeds from notes payable of $1,561,000 partially offset by payments on factoring agreements. For the six-month period ended June 30, 2022, $153,580 cash provided from financing activities mainly consists of proceeds of factoring liability of $241,000.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stockholders’ Deficit

Authorized Shares

Effective May 5, 2023, the Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value. Prior to May 5, 2023, the Company was authorized to issue up to 200,000,000 shares (see Note 9). Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements as at June 30, 2023 and December 31, 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

On March 4, 2020, Canon Financial Services, Inc., filed a lawsuit against the Company in a dispute over office machine leases. The Company settled this matter with Canon Financial Services out of Court for $32,000 in May 2021. Said amount having been paid, this case was closed on May 8th, 2023.

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

Stemtech Corporation

Date: August 21, 2023	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

