Form 10-Q
period 2023-09-30
Stemtech Corp
filed 2023-12-01
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 104,476,731 shares of common stock, $0.001 par value, issued and outstanding as of November 13, 2023.

STEMTECH CORPORATION

FORM 10-Q

September 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash	$323,629	$132,487
Accounts receivable, net	102,647	34,767
Inventory, net	84,079	158,053
Prepaid expenses and other current assets	184,377	287,063
TOTAL CURRENT ASSETS	694,732	612,370

Property and equipment, net	15,189	27,296
Intangible assets, net	2,861,183	2,994,000
Long term deposits	23,593	23,065
Operating lease right-of-use assets, net	86,916	142,801
Goodwill	467,409	467,409
TOTAL ASSETS	$4,149,022	$4,266,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,650,165	$3,396,543
Notes payable	1,360,313	446,246
Convertible debentures, net of discount	1,392,972	482,885
Operating lease liabilities - current	83,836	119,065
Deferred revenues	82,835	39,170
Factoring liability	276,028	214,249
Derivative liability	–	2,717,633
TOTAL CURRENT LIABILITIES	5,846,149	7,415,791

Operating lease liabilities – non-current	–	23,068
TOTAL LIABILITIES	5,846,149	7,438,859

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Common stock - $0.001 par value; 400,000,000 and 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 104,476,731 and 53,442,147 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	104,477	53,442
Additional paid in capital	24,596,604	19,391,400
Accumulated other comprehensive loss	(461,225)	(247,760)
Accumulated deficit	(25,196,690)	(21,631,241)
Stemtech Corporation stockholders’ deficit	(956,834)	(2,434,159)
Non-controlling interest in subsidiaries	(740,293)	(737,759)
TOTAL STOCKHOLDERS’ DEFICIT	(1,697,127)	(3,171,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,149,022	$4,266,941

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three-months ended September 30,		For the nine-months ended September 30,
	2023	2022	2023	2022

NET SALES	$1,298,322	$1,047,030	$3,559,789	$3,479,762

Cost of goods sold	265,162	160,509	719,879	789,566
Freight-in	25,734	20,090	62,016	46,843
TOTAL COST OF GOODS SOLD	290,896	180,599	781,895	836,409
GROSS PROFIT	1,007,426	866,431	2,777,894	2,643,353

OPERATING EXPENSES
Commissions	386,070	306,293	807,678	761,345
Selling and marketing	119,123	120,434	387,102	400,018
General and administrative	1,081,224	3,822,131	4,366,912	6,073,133
Research and development	–	–	13,800	–
TOTAL OPERATING EXPENSES	1,586,417	4,248,858	5,575,492	7,234,496

LOSS FROM OPERATIONS	(578,991)	(3,382,427)	(2,797,598)	(4,591,143)

OTHER INCOME (EXPENSE):
Other income (expenses), net	(1,525)	9,284	(2,626)	7,333
Interest expense	(426,048)	(1,833,911)	(4,323,528)	(3,004,928)
Change in fair value of derivative liabilities	–	18,229,091	1,681,798	(4,112,025)
Gain on extinguishment of debt	–	4,237,648	814,132	3,358,842
Gain on settlement of derivative liabilities	–	–	1,059,839	–
Gain on forgiveness of PPP Loan	–	126,525	–	250,825
TOTAL OTHER INCOME (EXPENSE), NET	(427,573)	20,768,637	(770,385)	(3,499,953)

INCOME (LOSS) BEFORE INCOME TAXES	(1,006,564)	17,386,210	(3,567,983)	(8,091,096)

PROVISION (BENEFIT) FOR INCOME TAXES	(33,529)	–	–	–
NET INCOME (LOSS)	(1,040,093)	17,386,210	(3,567,983)	(8,091,096)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,707	(30,707)	(2,534)	(65,034)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,041,800)	$17,416,917	$(3,565,449)	$(8,026,062)

Net income (loss) per common share
Basic	$(0.01)	$0.38	$(0.05)	$(0.18)
Diluted	$(0.01)	$0.38	$(0.05)	$(0.18)

Shares used to compute income (loss) per share
Basic	100,572,563	45,588,294	76,221,547	44,983,240
Diluted	100,572,563	45,588,294	76,221,547	44,983,240

Comprehensive income (loss)
Net income (loss)	$(1,041,800)	$17,416,917	$(3,565,449)	$(8,026,062)
Change in foreign currency translation adjustments	(223,557)	(406,374)	(213,465)	(243,667)
Comprehensive income (loss) available to common stockholders	$(1,265,357)	$17,010,543	$(3,778,914)	$(8,269,729)

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

Balance at June 30, 2022	44,795,673	$44,795	$10,663,909	$(38,529,297)	$(267,548)	$(28,088,141)	$(684,181)	$(28,772,322)
Stock based compensation	–	–	110,665	–	–	110,665	–	110,665
Stock issued for services	974,344	976	2,805,135	–	–	2,806,111	–	2,806,111
Conversion of convertible notes and accrued interest to common stock	1,935,330	1,935	636,065	–	–	638,000	–	638,000
Stock issued for loan extension	845,512	846	3,320,928	–	–	3,321,774	–	3,321,774
Stock issued as debt issuance cost	74,488	74	199,926	–	–	200,000	–	200,000
Foreign currency translation adjustment	–	–	–	–	(406,374)	(406,374)	–	(406,374)
Loss attributable to non-controlling interest	–	–	–	–	–	–	(30,707)	(30,707)
Net income	–	–	–	17,416,917	–	17,416,917	–	17,416,917
Balance at September 30, 2022	48,625,347	$48,626	$17,736,628	$(21,112,380)	$(673,922)	$(4,001,048)	$(714,888)	$(4,715,936)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non-controlling	Total Stockholders'
	No. of Shares	Amount	Capital	Deficit	Loss	Sub total	Interest	Equity
Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	984,344	986	2,835,125	–	–	2,836,111	–	2,836,111
Stock issued for loan extension	945,512	946	3,620,828	–	–	3,621,774	–	3,621,774
Conversion of convertible notes and accrued interest to common stock	1,935,330	1,935	636,065	–	–	638,000	–	638,000
Stock issued as debt issuance cost	74,488	74	199,926	–	–	200,000	–	200,000
Foreign currency translation adjustment	–	–	–	–	(243,667)	(243,667)	–	(243,667)
Loss attributable to non-controlling interests	–	–	–	–	–	–	(65,034)	(65,034)
Net loss	–	–	–	(8,026,062)	–	(8,026,062)	–	(8,026,062)
Balance at September 30, 2022	48,625,347	$48,626	$17,736,628	$(21,112,380)	$(673,922)	$(4,001,048)	$(714,888)	$(4,715,936)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non- controlling	Total Stockholders'
	No. of Shares	Amount	Capital	Deficit	Income (Loss)	Sub total	Interests	Deficit
Balance at June 30, 2023	96,317,252	$96,319	$23,728,202	$(24,154,890)	$(237,668)	$(568,037)	$(742,000)	$(1,310,037)
Stock based compensation	–	–	110,665	–	–	110,665	–	110,665
Stock issued for services	37,500	38	1,800	–	–	1,838	–	1,838
Conversion of convertible notes and accrued interest to common stock	8,121,979	8,120	755,937	–	–	764,057	–	764,057
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(223,557)	(223,557)	–	(223,557)
Income attributable to non-controlling interests	–	–	–	–	–	–	1,707	1,707
Net loss	–	–	–	(1,041,800)	–	(1,041,800)	–	(1,041,800)
Balance at September 30, 2023	104,476,731	$104,477	$24,596,604	$(25,196,690)	$(461,225)	$(956,834)	$(740,293)	$(1,697,127)

Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	6,113,078	6,113	427,838	–	–	433,951	–	433,951
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Foreign currency translation adjustment	–	–	–	–	(213,465)	(213,465)	–	(213,465)
Loss attributable to non-controlling interests	–	–	–	–	–	–	(2,534)	(2,534)
Net loss	–	–	–	(3,565,449)	–	(3,565,449)	–	(3,565,449)
Balance at September 30, 2023	104,476,731	$104,477	$24,596,604	$(25,196,690)	$(461,225)	$(956,834)	$(740,293)	$(1,697,127)

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,567,983)	$(8,091,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,049	330,169
Amortization of right of use asset	55,885	46,388
Stock compensation expense	328,388	328,388
Stock issued for services	433,951	2,836,111
Amortization of debt discount	2,443,506	2,400,670
Change in fair value of derivative liabilities	(1,681,798)	4,112,025
Non-cash interest expense from issuance on debt (derivative)	1,604,081	–
Gain on settlement of derivative liabilities	(1,059,839)	–
Gain on forgiveness of PPP Loan	–	(250,825)
Gain on extinguishment of debt	(814,132)	(3,358,842)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(67,880)	(29,034)
Inventory	73,974	254,608
Prepaid expenses and other current assets	102,686	69,652
Accounts payable and accrued expenses	828,263	406,600
Long term deposits	(528)	10,276
Operating lease liabilities	(58,297)	(41,240)
Deferred revenues	43,665	–
Net cash used in operating activities	(904,009)	(976,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,711,000	341,939
Repayment of note payable	(403,293)	(67,228)
Net proceeds from financing arrangement	909	239,986
Net cash provided by financing activities	1,308,616	514,697

Effects of currency translation on cash	(213,465)	(243,667)

Net increase (decrease) in cash	191,142	(705,120)
Cash, beginning of period	132,487	828,206
Cash, end of period	$323,629	$123,086

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$46,243	$–
Cash paid for income taxes	$–	$–

Supplemental noncash transactions
Stock issued for LFR Acquisition	$271,920	$–
Issuance of common stock for conversion of debt	$2,403,453	$–
Settlement of accrued liabilities for common stock	$807,076	$–
Reclassification of derivative liabilities to APIC	$1,011,451	$–
Recognition of right of use asset - operating lease	$–	$53,463

See accompanying notes to these unaudited consolidated financial statements.

STEMTECH CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Stemtech Corporation and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the previous name Globe Net Wireless Corp. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change, as evidenced by the 8-K filed that date. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Company’s subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™, OraStem® (Oral Health Care), D-Fuze™ (Electromagnetic Frequency Blocker), Cellect One™ Rapid Renew Stem Cell Peptide Night Cream.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed April 17, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year as a whole. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $25.2 million and a working capital deficiency of approximately $5.2 million at September 30, 2023. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenses. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of September 30, 2023 and December 31, 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at September 30, 2023 and December 31, 2022.

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As at September 30, 2023, the Company had a reserve for sales returns of approximately $6,800 (December 31, 2022 - $7,000), which is included in accrued liabilities in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)

The other comprehensive income (loss) in the accompanying consolidated financial statements relates to the net income (loss) of the Company for the respective period as well as unrealized foreign currency translation adjustments.

Foreign Currency Translation

A portion of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ deficit is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ deficit in the consolidated balance sheets and as a component of comprehensive income (loss) . Transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

Net Income (Loss) per Common Share, basic

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

For the nine months ended September 30, 2023 and 2022, the dilutive effect of 14,448,206 and 3,836,000, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net income (loss) per share as the effect would be anti-dilutive as a result of our net income (loss) in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	September 30,	December 31,
	2023	2022
Finished goods	$84,079	$103,297
Raw materials	–	54,756
Total Inventory	$84,079	$158,053

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at September 30, 2023 and December 31, 2022. The estimated useful life of the identifiable intangible assets is six to fourteen years. The goodwill is amortizable for tax purposes.

Fair Value of the LFR Acquisition

In March 2023, the Company acquired 100% of LFR, a research and development company with expertise in the formulation of products. The Company accounted for this transaction under the asset acquisition method of accounting as prescribed in ASC Topic 805 Business Combinations (“ASC 805”) and ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company assigned fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates.

The consideration paid for 100% of LFR was 2.4 million shares of the Company with a fair value of $271,920. At the time of purchase, LFR’s liabilities exceeded its assets by $15,205, and the difference between the net tangible assets and the purchase price, being $287,125, was allocated to a non-compete agreement and will be amortized over 18 months.

The components of all acquired intangible assets were as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	–	18 months
Accumulated amortization	(2,338,142)	(1,918,200)
Total	$2,861,183	$2,994,000

Intellectual Property

The Company has five current patents filed international, and as our research and development progress, plan on filing more patents as we progress. Our current patent portfolio includes:

•	Patent US 9, 289, 375 – Skin Care Composition Containing Combinations of Natural Ingredients
•	Patent AU 201127647 – Methods and Composition for Enhancing Stem Cell Mobilization
•	Patent MX 344304 – Metodos y Composiciones para Mejorar las Celulas Madre
•	Patent US 10,159,705 – Methods and Composition for Enhancing Stem Cell Mobilization
•	Patent MX 358857 – Composiciones para el Cuidado de la Piel que Contienen Combinaciones de Ingredientes Naturales
•	Patent MX 358857 (part 1 of 3) - Composiciones para el Cuidado de la Piel que Contienen Combinaciones de Ingredientes Naturales
•	Patent MX 358857 (part 2 of 3) - Composiciones para el Cuidado de la Piel que Contienen Combinaciones de Ingredientes Naturales
•	Patent MX358857 (part 3 of 3) - Composiciones para el Cuidado de la Piel que Contienen Combinaciones de Ingredientes Naturales

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $8,900 per month in rent until the end of the extended lease September 30, 2024. The Company, incurred lease expense for its operating leases of $19,963 and $61,156 for each of the three and nine month periods ended September 30, 2023, respectively and Company’s weighted-average remaining lease term relating to its operating leases is 0.95 years, with a weighted-average discount rate of 10%.

In June 2022, the Company entered into a lease for office space in Mexico which terminates on May 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of September 30, 2023:

Maturity of operating lease liabilities for the following periods:
October 1, 2023 to December 31, 2023	$23,810
January 1, 2024 to September 30, 2024	64,935
Total undiscounted operating lease payments	88,745
Less: imputed interest	4,909
Present value of operating lease liabilities	$83,836

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

Note 6 – Notes Payable

Schedule of notes payable as of:

	September 30, 2023	December 31, 2022
Secured Royalty Participation Agreements (1)	$–	$150,000
Vehicle and equipment loans (2)	–	11,246
Notes payable (3)	1,360,313	285,000
Convertible debentures, net of discount (4)	1,392,972	482,885
Total notes payable, net of discount of $661,657 and $1,823,265 as of September 30, 2023 and December 31, 2022, respectively	$2,753,285	$929,131

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023 leaving a gain on extinguishment of $150,000.

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car and as of September 30, 2023, the note was paid in full. As of December 31, 2022, there was a balance of $11,246.

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

On July 21, 2023, the Company issued a promissory note with an investor for $150,000, net of original issue discount of $22,600. The note matures in eleven months and accrues interest at 13% per annum. The first nine payments will be in installments of $20,241 and the final 2 payments will be $7,000 each. As of September 30, the Company made $40,482 of payments leaving a principal balance of $132,118 and $3,862 of accrued interest.

As of September 30, 2023, and December 31, 2022, the outstanding balance for these notes stood at $1,413,301 and $285,000, respectively.

14

(4)

During the fiscal year concluding on December 31, 2021, the Company issued a cumulative total of $2,423,738 in convertible promissory notes to investors. These notes featured varying maturity dates spanning from nine months to three years, coupled with interest rates ranging from 8% to 12% per annum. In addition, the Company distributed 154,173 shares of common stock and granted warrants allowing the purchase of 2,400,000 common stock shares at exercise prices spanning between $2.685 and $3.00 per share. The recorded value of both the common stock and warrants was attributed as a discount to the notes, valued at fair market value.

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

On February 28, 2023, the Company entered into a comprehensive settlement and exchange agreement concerning a Senior Secured Convertible Promissory Note with Leonite. Under this agreement, Leonite agreed to settle its outstanding liability and cancel its warrants in exchange for 10,648,152 common stock shares of the Company to purchase common stock at $0.05 per share. As the debt was settled, the Company recognized a loss on extinguishment worth $132,142 and owed $637,684 worth of common shares. In the second quarter of 2023, the Company issued 6,340,591 common shares, leaving a payable balance of 4,307,561 shares of common stock valued at $573,336, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of June 30, 2023. On September 21, 2023, the Company issued the remaining 4,307,561 shares of common stock.

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

On April 11, 2023, the Company amended its Promissory Note with MCUS, resulting in the conversion price being fixed at $0.05. Since the Promissory Note is not significantly different after the amendment, the note was treated using modification accounting. After eliminating the bifurcated derivative liability, the company recorded a gain of $171,362 on settlement of derivative liabilities. On May 1, 2023, the Company partially settled its debt with MCUS by agreeing to issue 7,739,938 shares of common stock, of which 5,121,200 were issued, resulting in a loss on extinguishment of $79,212. The Company retains an obligation towards MCUS, entailing the issuance of 2,618,738 shares of common stock valued at $130,987, which is included in accounts payable and accrued expenses as of June 30, 2023. On August 11, 2023, the Company issued the remaining 2,559,600 shares of common stock.

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

As of September 30, 2023, the outstanding gross principal balance for the two convertible notes was $227,777 and $1,773,864, and the remaining unamortized debt discount for each note was $0 and $608,669, respectively.

As of December 31, 2022, the outstanding gross principal balance for the three convertible notes was $1,400,000, $267,082, and $639,068, and the remaining unamortized debt discount for each note was $1,259,825, $183,391, and $380,049, respectively.

The aggregate balance of convertible notes payable, net of discount, as of September 30, 2023 and December 31, 2022 was $1,392,972 and $482,885, respectively.

Note 7 – Derivative Liabilities

The Company issued debt instruments that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock, which gives rise to a derivative liability which is a non-cash liability. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC Subtopic 815-15 Embedded Derivatives (“ASC 815-15”), the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period. Based upon ASC 840-15-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes and warrants. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the earliest issuance date.

Schedule of Derivative Liabilities

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of January 1, 2022	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	2,643,794	73,839	2,717,633
Change due to issuances	1,279,735	1,233,201	2,512,936
Change due to redemptions	(2,533,464)	(1,015,307)	(3,548,771)
Change in fair value	(1,390,065)	(291,733)	(1,681,798)
Balance as of September 30, 2023	$–	$–	$–

The Company used a Monte Carlo model to estimate the fair value of its derivatives. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the following periods:

	September 30, 2023	December 31, 2022
Stock price	N/A	$0.09 - $10.85
Contractual term (in years)	N/A	0.00 - 5.00
Volatility (annual)	N/A	47.4% - 236%
Risk-free rate	N/A	0.19% - 4.38%

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

During the nine month period ended September 30, 2023, the Company entered into various non-recourse agreements for the sale of future receipts for net proceeds of $953,786, receiving $766,111 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of September 30, 2023, there was an outstanding balance of $240,895 (December 31, 2022 - $292,636) which is presented net of a discount of $35,133 (December 31, 2022 - $78,387).

Note 9 – Stockholders’ (Deficit) Equity

On May 5, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 400,000,000.

Stock issuance for services and stock based compensation

During the nine months ended September 30, 2023, the Company issued 6,113,078 shares of common stock, to officers, employees and vendors for services valued at $433,951.

During the nine months ended September 30, 2023 and 2022, the Company also recognized $328,388 of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

Settlement of accrued liabilities for common stock

During the nine months ended September 30, 2023, the Company issued 12,149,670 shares of common stock to officers, employees and vendors for accumulated past services of $807,076, including $416,667 to its Chairman and CEO, see note 10. The Company also issued 8,121,979 shares of common stock valued at $7,64,057 to previous debt holders. The Company owes 157,023 shares of common stock to a vendor for services, leaving a payable of $10,572, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2023.

Stock issued for LFR Acquisition

During the nine months ended September 30, 2023, the Company issued 2,400,000 shares of common stock for the acquisition of LFR with a fair value of $271,920 (see Note 4).

Stock issued for loan extension

On June 8, 2022, the Company issued 100,000 shares of common stock valued at $300,000 to one of its note holders per the loan extension agreement (see Note 6). The Company recognized $878,806 loss on extinguishment of the note.

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

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the period ended September 30, 2022, the Company entered into the following related party transactions:

•	It recognized $125,000 in accrued salary for its Chairman and CEO in addition to the Company amortized $328,388 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months;
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $130,000 in interest for the year which is included in accounts payable and accrued liabilities. This note is also described in Note 6.
•	The Company paid its CFO $4,500 in fees during the year.

During the period ended September 30, 2023, the Company entered into the following related party transactions:

•	Issued 8,333,333 shares of common stock at $0.05 per share for $416,667 in accrued salary for its Chairman and CEO and in addition the Company amortized $328,388 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months;
•	The Company paid $30,000 in salary to its President and COO.
•	The Company accrued $3,500 in fees payable and issued 2,685,180 shares of common stock at $0.05 per share for $134,259 to its Corporate Secretary for services.
•	The Company accrued $14,000 in fees payable to its CFO.
•	The Company issued 3,663,636 shares of common stock to one of its board members to settle notes payable of $150,000 and accrued interest of $33,182.
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $8,574 ($165,000 in 2022) in interest during the nine months ended September 30, 2023 and included in accounts payable and accrued liabilities on the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. This note is also described in Note 6.

Note 11 – Commitments and Contingencies

Legal proceedings

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets as at September 30, 2023 and December 31, 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s consolidated financial position or consolidated results of operations.

Note 12 – Taxes

At September 30, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $25 million that may be offset against future taxable income. Of the $25 million of net operating losses, U.S. Federal and state net operating losses accounted for $21 million and are subject to limitation under IRC Section 382. The U.S. net operating losses are limited to utilization of 80% of taxable income but do not have an expiration. At September 30, 2023, the Company had $4 million of non-US NOL carryforwards.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively.

Note 13 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting none other than the following:

On October 2, 2023, the Company issued 510,000 shares to an investor in exchange for the cancellation of his outstanding warrants.

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

We have reinstituting contests, travel incentives, cruises, other trips, Business Academies (Aguas Calientes, Mexico in May 2023; Las Vegas, U.S. in June, 2023) for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Stemtech also launched the Stemtech AdvanceOffice Mobile App, based on the Verb Technology platform in September 2022, improving communication, sharing of information, training videos and other content for recruiting, on-boarding, customer retention and measuring key performance indicators for the IBP business.

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

Three-Month Period Ended September 30, 2023 Compared to the Three-Month Period Ended September 30, 2022.

During the three months ended September 30, 2023 and 2022, net sales were $1,298,322 and $1,047,030, respectively. This variance is due to an increase in IBPs and management anticipates net sales to increase further as it has recently implemented a price increase, however current economic risks of recession can influence this.

During the three months ended September 30, 2023 and 2022, cost of goods sold was $290,896 versus $180,599, for a positive variance of $110,297 or 61%. This variance is in line with the increase in sales during the three months ended September 30, 2023.

During the three months ended September 30, 2023 and 2022, our commissions expenses were $386,070 and $306,293, respectively, resulting in an increase of $79,777, or 26%.

During the three months ended September 30, 2023 and 2022, our general and administrative expenses were $1,081,224 and $3,822,131, respectively, resulting in a decrease of $2,740,907, or 72%. The decrease is primarily due to stock issued for services in 2022 at a higher stock price than in 2023 and the cutting of operational expenses, such as personnel.

During the three months ended September 30, 2023 and 2022, our selling and marketing expenses were $119,123 and $120,434, respectively, resulting in a decrease of $1,311, or 1%.

During the three months ended September 30, 2023, total non-operating expenses were $427,573 compared to total non-operating income of $20,768,637 during the three months ended September 30, 2022, resulting in a decrease in income of $21,196,210. The difference is primarily due to $18,229,091 gain from change in fair value of derivative liabilities and a gain on extinguishment of debt of $4,237,648 in 2022.

The net loss attributable to Stemtech for the three months ended September 30, 2023 was $1,041,800 compared to net income attributable to Stemtech for the three month period ended September 30, 2022 was $17,416,917. The loss was caused by the factors described above.

Nine-Month Period Ended September 30, 2023 Compared to the Nine-Month Period Ended September 30, 2022.

During the nine months ended September 30, 2023 and 2022, net sales were $3,559,789 and $3,479,762, respectively, resulting in an increase of $80,027, or 2%. This variance is due to an increase in IBPs and management anticipates net sales to increase further as it has recently implemented a price increase, however current economic risks of recession can influence this.

During the nine months ended September 30, 2023, cost of goods sold was $781,895 versus $836,409, for a negative variance of $54,514 or 7%.

During the nine months ended September 30, 2023 and 2022, our commissions expenses were $807,678 and $761,345, respectively, resulting in an increase of $46,333, or 6%. The variance is in line with increased sales during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023 and 2022, our selling and marketing expenses were $387,102 and $400,018, respectively, resulting in a decrease of $12,916, or 3%.

During the nine months ended September 30, 2023 and 2022, our general and administrative expenses were $4,366,912 and $6,073,133, respectively, resulting in a decrease of $1,706,221, or 28%. The decrease is primarily due to stock issued for services in 2022 at a higher stock price than in 2023 and the cutting of operational expenses, such as personnel.

During the nine months ended September 30, 2023 and 2022, our total operating expenses were $5,575,492 and $7,234,496, respectively, resulting in a decrease of $1,659,004, or 23%. The decrease in operating expenses was caused by the factors described above.

During the nine months ended September 30, 2023, total non-operating expenses were $770,385 compared to $3,499,953 resulting in a decrease in expenses of $2,729,568. The difference is primarily due to a $4,112,025 loss from change in fair value of derivative liabilities in 2022 to a $1,681,798 gain in 2023, offset by an increase in interest expense of $1,318,600.

The net loss attributable to Stemtech for the nine months ended September 30, 2023 and 2022, was $3,565,449 and $8,026,062, respectively. The decrease in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $3,565,449 and $8,026,062 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we met our short-term liquidity requirements from issuance of debt.

As of September 30, 2023, our current assets were $694,732 compared to $612,370 in current assets at December 31, 2022. As of September 30, 2023, our current liabilities were $5,846,149 compared to $7,415,791 at December 31, 2022. Current liabilities at September 30, 2023 were comprised of $2,650,165 of accounts payable and accrued expenses, $1,360,313 in notes payables, $1,392,972 in convertible notes net of discounts and $83,836 in current operating lease liabilities, $82,835 of deferred revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2023, net cash flows used in operating activities were $904,009 versus $976,150 a year earlier, which is primarily due to the change in working capital accounts. The net loss of $3,567,983, gain on extinguishment of debt of $814,132, loss on settlement of derivative liabilities of $1,059,839 and the gain from the change in fair value of derivative liabilities of $1,681,798 was offset by the interest expense and amortization of debt discount of $1,604,081 and $2,443,506, respectively, as well as $432,049 depreciation and amortization expense and $328,388 of stock compensation expense and $433,951 in stock issued for services.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the nine-month period ended September 30, 2023, net cash provided from financing activities of $1,308,616 mainly consisted of proceeds from notes payable of $1,711,000 partially offset by payments on factoring agreements. For the nine-month period ended September 30, 2022, $514,697 cash provided from financing activities mainly consisted of proceeds from notes payable of $341,939 and net proceeds of factoring liability of $239,986 partially offset by payments on factoring agreements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements as at September 30, 2023 and December 31, 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

Stemtech Corporation

Date: December 1, 2023	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2023	By:	/s/ James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

