Form 10-K
period 2023-12-31
Stemtech Corp
filed 2024-07-10
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(IRS. Employer Identification No.)

4851 Tamiami Trail North, Suite 200

Naples, FL 34103

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of July 10, 2024, the registrant had 116,769,707 shares of common stock with par value $0.001 issued and outstanding.

i

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

ii

PART I

Item 1: Description of Business

Stemtech Corporation and its Subsidiaries (collectively, the “Company”, or “Stemtech”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. Our corporate name was changed to Stemtech Corporation in the state of Nevada.in August 2021. We were listed on the OTCQB market under symbol “STEK” in April 2021. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, StemFlo® MigraStem® and OraStem® (Oral Health Care). Stemtech also introduced a new skincare product in December 2022: Cellect One® Rapid Renew Stem Cell Peptide Night Cream.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its (12) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech Canada, Inc. (“Canada”)
3.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
5.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)
6.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
7.	Stemtech Taiwan Holding, Inc. (“Taiwan”)
8.	Stemtech Taiwan Branch
9.	Tecrecel S.A. (“Ecuador”)
10.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
11.	Life Factor Research (“LFR”) – 100%
12.	Stemtech IP Holdings, LLC

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients, customers, employees, and vendor information and prevent data loss and other security breaches. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. Both management and the Board are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats.

Our President & COO and CEO are responsible for overseeing our business operations and are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. We also use the services of an outside consulting firm to monitor activity and advise the company of cybersecurity protocols.

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files. and emails.

We engaged and used the advice of a third-party consultant to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers have recommended periodic evaluations of the work stations.

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	FMA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.
b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.
c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. We are further enhancing this control by implementing ACL's (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2024 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation and cause existing Independent Business Partners (IBPs or distributors) / customers to discontinue, as well as prevent us from attracting new clients / customers. and / or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

Item 2. Properties.

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,003 square feet of space in Miramar, Florida. The Company pays $9,027 per month in rent until the end of the extended lease September 30, 2024. Stemtech has sublet the space to a tenant who pays Stemtech $9,097 to occupy the space. The Company incurred lease expense for its operating leases of $73,309 and $85,629 for the years ended December 31, 2023 and 2022, respectively.

Item 3. Legal Proceedings.

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at December 31, 2023 and 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

Holders of Stemtech’s Common Stock

The Company had 112 registered holders of its common stock as of April 12, 2024.

Dividends

Stemtech has declared no dividends on its common shares and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of Stemtech’s Board of Directors.

Recent Sales of Unregistered Securities

None.

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

Stemtech has pioneered and patented a whole new category of dietary supplements. Stemtech’s advanced Stem Cell Nutrition formulations are one-of-a-kind natural products designed to help support the three most important aspects of stem cell physiology: 1) Releasing more stem cells; 2) their circulation in the blood; and 3) Migration into tissues, where they can perform their daily function of renewal and rejuvenation for optimal health. We actually harness the incredible power of adult stem cells. How does this work? Adult stem cells are released from your bone marrow into the bloodstream, they then Circulate in the bloodstream and flow to the tissues most in need. As they arrive, the adult stem cells migrate into the tissues, reproduce and become new, healthy cells of those tissues. This process takes place every single day, even without tissue damage, as part of the natural renewal system of the body. It is important to understand that Stemtech’s products do not contain stem cells. They are composed of natural botanicals and other ingredients that have been clinically documented to support the performance of your own adult stem cells. Stemtech also offers our all-natural OraStem toothpaste, which is a tooth whitener, breath freshener, anti-microbial, stem cell attracting and promotes good gum health. In December 2022, our new Cellect One® Rapid Renew Stem Cell Peptide Night Cream. Cellect One is a Stemtech proprietary formula containing an FDA patented ingredient, Red Oak Bark, which enables deep penetration to promote good skin health.

While sales of products obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partner” Sales Forces, and we invest much energy in growing our IBPs. Post public listing and funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. With an enhanced compensation plan, IBPs will be even more incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs. We have added two international licensing agreements for selling Stemtech products while not using the network marketing sales model. This is a new revenue stream.

We reinstituted contests, travel incentives, cruises, other trips, Business Academies for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Stemtech also launched the Stemtech AdvanceOffice Mobile App, in September 2022, improving communication, sharing of information, training videos and other content for recruiting, on-boarding, customer retention and measuring key performance indicators for the IBP business.

Stemtech announced two exciting programs in June 2023, with the enhancement of a Rank Advancement Bonus as well as a Caribbean cruise which took place in December 2023. Sales continue to come in from returning consumers who believe in the quality products. Since the cash infusions noted in “Financing” infra, the Company now has the resources to contact and re-engage the over 200,000 former distributors. With this new cash infusion, the Company has engaged experienced marketing and social media professionals to initiate new marketing strategies which are expected to bring increased activity. Moreover, we are now better positioned to absorb significant new clientele as the Company has directed significant cash towards our inventory. Management conservatively believes that given the expected cash on hand and working expenditures as describe above, we can reinvigorate sales to be more consistent with the Company’s previous revenue historically, as we were recognized 4 times in the Inc 5000 Magazine’s list of fastest growing companies.

In the future, below this IBP level, we are contemplating our Direct To Consumer (“DTC”) network marketing distribution model. This integrative model allows us access to an immediate global presence and ability to operate in multiple countries on any continent. We are uniquely positioned, to implement this DTC model in areas not currently distributing Stemtech products, as this method requires no up-front or required buy-in of inventory, with monthly shipments available for known recurring sales. This platform will enable us to operate at the intersection of the ecommerce economy, social economy and gig economy. Recently, we have licensed the African nations of Kenya, Ghana, Nigeria, Uganda and the Democratic Republic of Congo for distribution of Stemtech products. In this distribution agreement, we are prepaid for the product by the distributor who is responsible for the registration and licensing plus shipping of the product where Stemtech does not have the network marketing model in place. The Company plans to look at opportunities in other global areas as well to expand our brand and distribution of Stemtech products.

The Company has been making great strides the past year, having obtained our “Orastem” trademark registration in Mexico as noted in our press release of August 23, 2022. In addition, Stemtech filed our new ‘stemceuticals’ trademark registration. We have introduced a new stem cell skin care product. Life Factor Research brings their expertise in research, development and product formulations enabling the Company to now organically develop whole new lines of Stemceuticals. This new arrangement enables Stemtech to offer more new, cutting-edge products to an ever-growing market interested in improved health and quality of life.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. Management believes that there are no critical accounting estimates in these consolidated financial statements.

New Accounting Pronouncements

We do not expect recent accounting pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 in the accompanying consolidated financial statements for additional information.

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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

During the years ended December 31, 2023 and 2022, net sales were $4,921,531 and $4,559,399, respectively. The increase of $362,132 is primarily due to slight increases in the overall sales of the subsidiaries due to the increase in IBPs in 2023.

During the years ended December 31, 2023 and 2022, our total operating expenses were $8,144,437 and $8,418,761, respectively. The decrease of $274,324 is primarily attributable to cost cutting measures.

During the years ended December 31, 2023 and 2022, total non-operating expenses were $1,207,433 and $3,513,830, respectively, resulting in a decrease of $2,306,397. The difference is primarily due to the gain on settlement of derivative liabilities of $1,366,298 in 2023, the increase in interest expense of $795,190 and a decrease in gain on extinguishment of debt of $2,985,224 partially offset by the changes in fair value of derivative liabilities of $4,711,957 from a loss of $3,223,271 at December 31, 2022 to a gain of $1,488,686 at December 31, 2023 in connection with the note payable issued in September 2021. We also implemented a significant reduction of staff and realignment of their duties to existing staff.

Our net loss for the years ended December 31, 2023 and 2022, was $5,431,979 and $8,632,828, respectively. The decrease in net loss was caused by the factors described above.

Liquidity and Capital Resources

In spite of increasing revenues, we are not yet profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $5,431,979 and $8,632,828 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we met our short-term liquidity requirements from our existing cash reserves and proceeds from the issuance of notes payable of $2,236,000, offset by net payments of financing arrangements of $189,700 and note payable payments of $466,872.

As of December 31, 2023, our current assets were $400,710 compared to $612,370 in current assets at December 31, 2022. As of December 31, 2023, our current liabilities were $6,462,036 compared to $7,415,791 at December 31, 2022. Current liabilities at December 31, 2023 were comprised of $2,708,906 of accounts payable and accrued expenses, $1,596,960 in convertible notes, $1,889,321 of non-convertible notes payable, $143,944 of factoring liability, $66,866 in current operating lease liabilities and $56,039 in deferred revenues.

Stockholders’ deficit increase from $3,171,918 as of December 31, 2022 to $2,778,765 at December 31, 2023. This change was primarily caused by the conversion of convertible notes and accrued interest to common stock of $2,403,453, and reclassification of derivative liabilities to additional paid in capital of $1,011,451, offset by a net loss of $5,431,979 during the year ended December 31, 2023.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2023, net cash flows used in operating activities were $2,036,312, which is primarily due to the net loss of $5,431,979, partially offset by adjustments to reconcile the net loss used in operations of $2,304,613 and the changes in working capital including accounts payable and accrued expenses of $1,091,354. The adjustments to reconcile the net loss used in operations consisted of increase in amortization of debt discount of $2,797,403, non-cash interest expense from issuance on debt (derivative) of $1,623,579, non-cash charges of $1,098,832 (including: depreciation and amortization of $587,797, stock compensation expense of $439,054 and amortization of right of use asset of $71,981), stock issued for services of $434,025 and cancellation of shares returned by shareholders of $19,890, offset by gain on extinguishment of debt $814,132, gain from the change in fair value of derivative liabilities of $1,488,686 and gain on settlement of derivative liabilities of $1,366,298. Adjustments for changes in operating assets and liabilities were due to a decrease in inventories of $109,728, an increase in deferred revenues of $16,869, a decrease in prepaid expenses and other current assets of $110,338 and an increase in long term deposits of $643, a decrease in accounts payable and accrued expenses of $957,056, a decrease in operating lease liabilities of $75,267, and an decrease of in accounts receivable of $26,727. For the year ended December 31, 2022, net cash flows used in operating activities were $1,216,948.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or notes payable. For the year ended December 31, 2023, we generated $1,579,428 cash from financing activities which consists of $2,236,000 from proceeds from notes payables, offset by $189,700 payments of factoring arrangement and payments on notes payable of $466,872. For the year ended December 31, 2022, net cash flows provided by financing activities were $338,734.

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

Commitments and Contingencies

None.

Financing

On March 27, 2023, the Company and an institutional investor (the “Holder”) executed an investment agreement for up to $7,000,000 through a convertible promissory note, share purchase agreement and warrant agreement (the “2023 Note”). The 2023 Note has a principal amount of up to $7,000,000 with an original issue discount of 12% and is to be disbursed in four (4) disbursements as set forth as follows: (i) the first disbursement in the amount of $1,000,000 occurred on March 27, 2023; (ii) the second disbursement in the amount of $200,000 is due within three (3) days after the filing of an S-1 registration statement; (iii) the third disbursement in the amount of $500,000 is due forty-five (45) days after effectiveness of an S-1 registration statement; and (iv) $120,000 is due forty-five (45) days after the third disbursement. The 2023 Note carries an interest rate equal to seven percent (7%) per annum and is redeemable by the Company at any time at an amount equal to one hundred twenty-five percent (125%) of the then outstanding principal and interest accrued on the Note. All additional disbursements will be made at the Holder’s discretion, at any time, and if the Holder’s broker refuses to custody the securities issued in connection therewith, the Holder will have no obligation to make a disbursement under the disbursement schedule but will have the option to make such disbursement.

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

December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Stemtech Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stemtech Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

July 10, 2024

Stemtech Corporation

Consolidated Balance Sheets

	As of December 31,
	2023	2022

ASSETS

CURRENT ASSETS:
Cash	$114,166	$132,487
Accounts receivable, net	61,494	34,767
Inventory, net	48,325	158,053
Prepaid expenses and other current assets	176,725	287,063
TOTAL CURRENT ASSETS	400,710	612,370

Property and equipment, net	10,056	27,296
Intangible assets, net	2,710,568	2,994,000
Long term deposits	23,708	23,065
Operating lease right-of-use assets, net	70,820	142,801
Goodwill	467,409	467,409
TOTAL ASSETS	$3,683,271	$4,266,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,708,906	$3,396,543
Notes payable	1,889,321	446,246
Convertible debentures, net of discount	1,596,960	482,885
Operating lease liabilities, current	66,866	119,065
Deferred revenues	56,039	39,170
Factoring liability	143,944	214,249
Derivative liabilities	–	2,717,633
TOTAL CURRENT LIABILITIES	6,462,036	7,415,791

Operating lease liabilities, long term	–	23,068
TOTAL LIABILITIES	6,462,036	7,438,859

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT
Common stock - $0.001 par value; 400,000,000 shares authorized; 104,988,853 and 53,442,147 shares issued and outstanding as of December 31, 2023 and 2022, respectively	104,989	53,442
Additional paid in capital	24,726,722	19,391,400
Accumulated other comprehensive loss	190,503	(247,760)
Accumulated deficit	(27,061,486)	(21,631,241)
Stemtech Corporation stockholders’ deficit	(2,039,272)	(2,434,159)
Non-controlling interest in subsidiaries	(739,493)	(737,759)
TOTAL STOCKHOLDERS’ DEFICIT	(2,778,765)	(3,171,918)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,683,271	$4,266,941

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For The Years Ended
	December 31,
	2023	2022

NET SALES	$4,921,531	$4,559,399

COST OF GOODS SOLD:
Cost of goods sold	731,339	1,100,903
Freight-in	270,301	63,115
TOTAL COST OF GOODS SOLD	1,001,640	1,164,018

GROSS PROFIT	3,919,891	3,395,381

OPERATING EXPENSES:
Commissions	1,187,025	1,047,400
Selling and marketing	504,075	533,397
General and administrative	6,439,537	6,837,964
Research and development	13,800	–
TOTAL OPERATING EXPENSES	8,144,437	8,418,761

OPERATING LOSS	(4,224,546)	(5,023,380)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	1,488,686	(3,223,271)
Interest expense	(4,893,033)	(4,097,843)
Other income and expenses, net	16,484	7,928
Gain on settlement of derivative liabilities	1,366,298	–
Gain on extinguishment of debt	814,132	3,799,356
TOTAL OTHER EXPENSE, NET	(1,207,433)	(3,513,830)

LOSS BEFORE INCOME TAXES	(5,431,979)	(8,537,210)

PROVISION FOR INCOME TAXES	–	(95,618)

NET LOSS	(5,431,979)	(8,632,828)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,734)	(87,905)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,430,245)	$(8,544,923)

Net loss per common share
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)

Shares used to compute loss per share
Basic	$83,469,544	$46,014,138
Diluted	$83,469,544	$46,014,138

Comprehensive loss
Net loss available to common stockholders	$(5,430,245)	$(8,544,923)
Change in foreign currency translation adjustments	438,263	182,495
Comprehensive loss available to common stockholders	$(4,991,982)	$(8,362,428)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional		Accumulated Other Compre- hensive		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Sub total	controlling Interest	Stockholders’ Deficit

Balance at December 31, 2021	44,685,673	$44,685	$10,116,296	$(13,086,318)	$(430,255)	$(3,355,592)	$(649,854)	$(4,005,446)

Stock based compensation	–	–	439,053	–	–	439,053	–	439,053
Stock issued for services	3,584,344	3,586	3,553,546	–	–	3,557,132	–	3,557,132
Stock issued for cash	37,314	37	99,965	–	–	100,002	–	100,002
Conversion of convertible notes and accrued interest to common stock	4,114,816	4,114	823,886	–	–	828,000	–	828,000
Stock issued for loan extension	945,512	946	4,158,728	–	–	4,159,674	–	4,159,674
Shares issued as debt issuance cost	74,488	74	199,926	–	–	200,000	–	200,000
Foreign currency translation adjustment	–	–	–	–	182,495	182,495	–	182,495
Non-controlling interest	–	–	–	–	–	–	(87,905)	(87,905)
Net loss	–	–	–	(8,544,923)	–	(8,544,923)	–	(8,544,923)
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)

Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Stock issued for loan extension	510,000	510	19,380	–	–	19,890	–	19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Non-controlling interest	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,431,979)	$(8,632,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,797	447,386
Amortization of right of use asset	71,981	–
Stock compensation expense	439,054	3,996,187
Non-cash interest expense from issuance on debt (derivative)	1,623,579	–
Amortization of debt discount	2,797,403	2,428,539
Amortization due to conversion/redemptions	–	1,457,542
Change in fair value of derivative liabilities	(1,488,686)	3,223,271
Gain on settlement of derivative liabilities	(1,366,298)	–
Stock issued for loan extension	19,890	–
Stock issued for services	434,025	–
Gain on extinguishment of debt	(814,132)	(3,799,356)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(26,727)	(24,047)
Inventory	109,728	278,352
Prepaid expenses and other current assets	110,338	37,645
Accounts payable and accrued expenses	957,056	(683,058)
Long term deposits	(643)	15,627
Operating lease liabilities	(75,267)	(1,378)
Deferred revenues	16,869	39,170
Net cash used in operating activities	(2,036,012)	(1,216,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,236,000	611,266
Repayment of note payable	(466,872)	(586,783)
Net (repayments) proceeds from factoring arrangement	(189,700)	214,249
Stock issued for cash	–	100,002
Net cash provided by financing activities	1,579,428	338,734

Effects of currency translation on cash	438,263	182,495

Net decrease in cash	(18,321)	(695,719)

Cash, beginning of year	132,487	828,206

Cash, end of year	$114,166	$132,487

Supplemental disclosure cash flow information:
Cash paid for interest	$6,821	$36,205
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for LFR Acquisition	$271,920	$–
Issuance of common stock for conversion of debt	$2,403,453	$828,000
Shares issued as debt discount	$–	$200,000
Settlement of accrued liabilities for common stock	$807,076	$–
Reclassification of derivative liabilities to APIC	$1,011,451	$–

See accompanying Notes to Consolidated Financial Statements

STEMTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 – Organization and Basis of Presentation

Stemtech Corporation and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the previous name Globe Net Wireless Corp. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change, as evidenced by the 8-K filed that date. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes its products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Company’s subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™ and OraStem® (Oral Health Care), and Cellect One™ Rapid Renew Stem Cell Peptide Night Cream.

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

The consolidated financial statements include the accounts of Stemtech (Parent) and its (12) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”) – 100%
2.	Stemtech Canada, Inc. (“Canada”) – 100%
3.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”) – 100%
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”) – 100%
5.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”) – 100%
6.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”) – 70%
7.	Stemtech Taiwan Holding, Inc. (“Taiwan”) – 100%
8.	Stemtech Taiwan Branch – 100%
9.	Tecrecel S.A. (“Ecuador”) – 100%
10.	Food & Health Tech Foodhealth SA (“Ecuador FHTFH”) – 100%
11.	Life Factor Research (“LFR”) – 100%
12.	Stemtech IP Holdings, LLC – 100%

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $27.1 million and a working capital deficiency of approximately $6.1 million at December 31, 2023. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. The Company has reduced its labor force, cut out significant overhead and increased sales in attempts to address the above.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company has no cash equivalents as of December 31, 2023 and 2022. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at December 31, 2023 and 2022.

Intangible Assets and Goodwill

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350, Intangibles - Goodwill and Other.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The fair value of the reporting unit is evaluated on qualitative factors to determine if the reported value may be impaired. If the qualitative factors indicate a likelihood of impairment, we then evaluate carrying value of the reporting unit based on quantitative factors using the income approach. An impairment charge is recognized for the excess of the carrying value of goodwill for the reporting unit over its implied fair value.

Notes Payable and Convertible Debentures

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable U.S. GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under ASC 480, Distinguishing Liabilities From Equity. See Note 6 – Notes Payable and Convertible Debentures

Factoring Liability

We have entered into factoring agreements with various financial institutions to receive cash for our future revenues. These transactions are treated as a debt instrument and are accounted for as a liability because the Company makes weekly payments towards the balance and fees. We utilize factoring arrangements as an integral part of our financing for working capital. Any change in the availability of these factoring arrangements could have a material adverse effect on our consolidated financial condition. See Note 6 – Notes Payable and Convertible Debentures.

Derivative Liabilities

The Company classifies as equity any contracts that: (i) require physical settlement or net-share settlement; or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control); or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of December 31, 2023 and 2022 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 Revenues from Contracts with Customers. Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the Company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation.

Revenues from direct retail sales to consumers and revenues from independent distributors occur when title and risk of loss has passed, which generally occurs at the time the products are shipped. Revenues are recorded net of estimated sales returns and allowances.

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As of both December 31, 2023 and 2022, the Company had a reserve for sales returns of approximately $0 and $7,000, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Comprehensive Loss

The other comprehensive loss in the accompanying consolidated financial statements relates to the net loss of the Company for the respective period as well as unrealized foreign currency translation adjustments.

Foreign Currency Translation

A portion of the Company’s business operations occur outside the United States. The local currency of each of the Company’s subsidiaries is generally its functional currency. All assets and liabilities are translated into U.S. Dollars at exchange rates existing at the consolidated balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ deficit is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ deficit in the consolidated balance sheets and as a component of comprehensive loss. Transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Leases

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases previously classified as operating leases. The Company adopted ASC 842 effective January 1, 2022 and recognized and measured operating leases existing at, or entered into after, January 1, 2021 (the beginning of the earliest comparative period presented) using a modified retrospective approach, with certain practical expedients available (see Note 5). The Company’s accounting for finance leases under ASC 842 remained substantially unchanged,

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of future lease payments, the Company estimates the incremental borrowing rates corresponding to the reasonably certain lease term. If the estimate of the Company’s incremental borrowing rate was changed, the operating lease assets and liabilities could differ materially.

Finance lease assets and liabilities are recognized at the lease commencement date at the present value of the future lease payments not yet paid using the Company’s incremental borrowing rate, Assets acquired under finance lease are included in property and equipment, while finance lease obligations are included in other current liabilities and other long- term liabilities on the consolidated balance sheets.

Income Tax

The Company accounts for income taxes in accordance with ASC 74, Income Taxes. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances with respect to deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2023 and 2022 consolidated financial statements and did not recognize any liability with respect to unrecognized tax positions in its consolidated balance sheet.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, net of liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Fair Value of the Acquired Assets

The Company accounted for the acquisitions discussed in Note 4 as business combinations using the acquisition method of accounting as prescribed in ASC 805 and ASC 820. In accordance with ASC 805 and ASC 820, the Company assigned fair value to the tangible and intangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

Segment Information

The Company manages its operations in three geographic segments for the purpose of assessing performance and making operating decisions including North America (including its subsidiaries in United States and Canada), Latin America (including subsidiaries in Mexico and Ecuador) and Asia (including its subsidiaries in Malaysia and Taiwan).

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year’s presentation. These reclassifications had no impact on reported income or losses.

Recent Accounting Pronouncements

In July 2023,

the FASB issued Accounting Standards Update ("ASU") 2023-03, Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718), to amend various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically relating to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted.

The Company is currently evaluating the potential effects that ASU 2023-07 and ASU 2023-09 will have on the consolidated financial statement disclosures.

Net Loss per Common Share, basic and diluted

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

For the years ended December 31, 2023 and 2022, the dilutive effect of 15,198,206 and 3,010,875, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

Fair Value Measurements

As defined in ASC 820 Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Sequencing

Based upon ASC 815-15-25 Embedded Derivatives, the Company has adopted a sequencing approach regarding the application of ASC 815-40 Contracts in Entity's Own Equity to its outstanding convertible notes and warrants. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the earliest issuance date.

Note 3 – Inventory

Inventory consists of the following components:

	December 31,	December 31,
	2023	2022
Finished goods	$48,325	$103,297
Raw materials	–	54,756
Total Inventory	$48,325	$158,053

Note 4 – Business Combinations, Intangible Assets and Goodwill

Original Acquisition

On May 7, 2018, the Company purchased the assets of Stemtech International, Inc. (the “Former Parent Company”), out of a Chapter 7 Bankruptcy for $400,000 and the assumption of a $4,000,000 note acquiring 100% of the issued and outstanding capital stock of Canada, Mexico, Stemtech Mexico, Stemtech New Zealand, Taiwan, Korea and Ecuador; and Stemtech Malaysia Holdings that owns two-thirds of its subsidiary Malaysia. In addition to the net tangible assets, the Company acquired various intangible assets including patent products, licenses and trademarks and customers and distribution lists. The estimated useful lives of the identifiable intangible assets range from six to fourteen years.

The excess purchase price has been recorded as goodwill in the amount of $467,409 at December 31, 2023 and 2022. The estimated useful life of the identifiable intangible assets is six to fourteen years.

LFR Acquisition

In March 2023, the Company acquired 100% of LFR, a research and development company with expertise in the formulation of products and the purchase has been accounted for as an asset acquisition.

The consideration paid was 2.4 million shares of the Company with a fair value of $271,920. At the time of purchase, LFR’s liabilities exceeded its assets by $15,205, and the difference between the net tangible assets and the purchase price, being $287,125, was allocated to a non-compete agreement and will be amortized over 18 months.

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and accrued liabilities	(23,475)
Net Tangible Assets Acquired	$(15,205)

Intangible Assets Acquired:
Non-compete agreement	287,125
Total Fair Value of Assets Acquired	$271,920

Consideration:
Common stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	–	18 months
Accumulated amortization	(2,488,757)	(1,918,200)
Total	$2,710,568	$2,994,000

Estimated future amortization as of December 31, 2023 is as follows:

Year ending December 31,
2024	$376,287
2025	167,493
2026	167,493
2027	167,493
2028	167,493
Thereafter	1,664,309
Total	$2,710,568

Intellectual Property

The Company has two current patents filed in the US and 3 filed internationally, and as our research and development progresses, plan on filing more patents. Our current patent portfolio includes:

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

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $9,027 per month in rent until the end of the extended lease September 30, 2024. The Company has sublet the space to a tenant who pays the Company $9,097 to occupy the space. The Company incurred lease expense for its operating leases of $73,083 and $85,629 for the years ended December 31, 2023 and 2022, respectively and Company’s remaining lease term relating to its operating lease terminates on September 30, 2024.

In June 2022, the Company entered into a lease for office space in Mexico which terminates on May 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2023:

Maturity of operating lease liabilities for the following fiscal years:
2024	$69,330
Total undiscounted operating lease payments	69,330
Less: imputed interest	2,464
Present value of operating lease liabilities	$66,866

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate of 10%, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	December 31, 2023	December 31, 2022
Secured Royalty Participation Agreements (1)	$–	$150,000
Vehicle and equipment loans (2)	–	11,246
Notes payable (3)	1,889,321	285,000
Total Notes payable	1,889,321	446,246
Convertible notes payable, net of discount (4)	1,596,960	482,885
Total notes payable, net of discount of $404,680 and $1,823,265 as of December 31, 2023 and 2022, respectively	$3,486,281	$929,131

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023 leaving a gain on extinguishment of $150,000.

(2)	In 2019, Malaysia borrowed $27,295 to purchase a car and as of December 31, 2023, the note was paid in full. As of December 31, 2022, there was a balance of $11,246.

F-15

(3)

In 2019, the Company engaged in agreements involving promissory notes with three lenders, collectively amounting to a principal balance of $375,000. These notes, bearing effective interest rates of 10%, mature within a one-year timeframe. Additionally, the Company allotted 45,000 shares of common stock, cumulatively valued, as a commitment incentive, resulting in an associated debt discount of $22,500. In the subsequent year, 2020, the Company further entered into promissory note arrangements with four lenders, culminating in an aggregate principal balance of $225,000. The effective interest rates for these notes range between 8% and 10% annually. As of December 31, 2023 and 2022, the outstanding balance for the notes from both the 2019 and 2020 issuances amounted to $0 and $275,000, respectively accompanied by accrued interest totaling $0 and $50,819, respectively.

On October 20, 2021, the Company issued a pair of promissory notes to investors, totaling $10,000. These notes were duly settled in their entirety on January 18, 2023 and April 3, 2023, respectively. Subsequently, on June 12, 2023, a conversion of principal took place, with $275,000 being converted at a rate of $0.05 per share, resulting in the issuance of 6,777,121 common shares.

On May 1, 2023, the Company amended its convertible promissory note with Sharing Services Global Corporation (“SHRG”), wherein SHRG capitalized $222,556 of accrued interest and waived its conversion rights as per the original agreement, see below. The promissory note is no longer convertible and is included in the chart above with plain notes payable. As of December 31, 2023 and 2022, the outstanding balance for the notes amounted to $1,278,325 and $1,400,000, respectively accompanied by accrued interest totaling $0 and $165,000, respectively.

On July 21, 2023, the Company issued a promissory note with an investor for $150,000, net of original issue discount of $22,600. The note matures in eleven months and accrues interest at 13% per annum. The first nine payments will be in installments of $20,241 and the final 2 payments will be $7,000 each. On December 14, 2023, the Company entered into another note with the same terms with this investor for $75,000, net of original issue discount of $14,600. As of December 31, 2023, the Company made $101,204 of payments leaving an aggregate principal balance of $160,996 and $9,660 of accrued interest.

On October 24, 2023 and November 20, 2023, the Company entered into two notes with an investor for an aggregate principal balance of $450,000. The notes mature in March 2025 and accrue interest at 12% per annum. There was $3,500 of accrued interest for these notes recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2023. As of December 31, 2023 and 2022, the outstanding balance for the notes amounted to $450,000 and $0, respectively.

As of December 31, 2023 and 2022, the outstanding balance for these notes stood at $1,889,321 and $285,000, respectively.

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

On July 13, 2022, another note held by investor Leonite Fund 1, LP (”Leonite”), was extended to September 1, 2022, in exchange for 183,780 warrants, 75,512 common stock shares, and an increased principal amount of $70,833. The Company recognized $955,658 loss on extinguishment of this note. On September 8, 2022, the same note was further extended to May 26, 2023, accompanied by a rise in the interest rate from 10% to 18% per annum. The amendment of this note resulted in a recognized loss on extinguishment amounting to $252,429 (see Note 9 for other gain (loss) amounts on extinguishment in 2022).

Throughout the third and fourth quarters of 2022, the Company issued a collective sum of $400,000 in convertible notes payable, net of discount, in several installments to MCUS and Leonite. These notes accrued interest varying from 10% to prime plus 8% per annum and possessed maturity dates nine months from their issuance. Additionally, the lenders received 95,115 warrants with an exercise price equivalent to the lower of $2.685 or 65% of the lowest traded price over the preceding 30 days, and 81,760 warrants with an exercise price equal to the lower of $2.685 or 50% of the Volume Weighted Average Price (“VWAP”) over the preceding 30 days. All the warrants issued were set to expire five years after their issuance date.

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

Similarly, on May 1, 2023, the Company amended its convertible promissory note with SHRG, wherein SHRG capitalized $222,556 of accrued interest and waived its conversion rights as per the original agreement. However, this amendment was contingent upon the Company making a payment of $222,556 to SHRG, which was duly fulfilled in May 2023. This amendment was treated using extinguishment accounting which eliminated the bifurcated derivative liability and added additional debt discount resulted in a recorded gain of $557,793 on extinguishment (see Note 9 for other gain (loss) amounts on extinguishment in 2023).

As of December 31, 2023, the outstanding gross principal balance for the three convertible notes, net of discounts was $1,369,182, $227,778 and $0, and the remaining unamortized debt discount for each note was $0, $0, and $0, respectively.

As of December 31, 2022, the outstanding gross principal balance for the three convertible notes was $1,400,000, $267,082, and $639,068, and the remaining unamortized debt discount for each note was $1,259,825, $183,391, and $380,049, respectively.

The aggregate balance of convertible notes payable, net of discount, as of December 31, 2023 and 2022 was $1,596,960 and $482,885, respectively.

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

Schedule of Derivative Liabilities

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of January 1, 2022	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	2,643,794	73,839	2,717,633
Change due to issuances	1,393,082	1,233,201	2,626,283
Change due to redemptions	(2,839,923)	(1,015,307)	(3,855,230)
Change in fair value	(1,196,953)	(291,733)	(1,488,686)
Balance as of December 31, 2023	$–	$–	$–

The Company used a Monte Carlo model to estimate the fair value of its derivatives. A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the fair value of derivative liabilities during the following periods:

December 31,
	2023	2022
Stock price	N/A	$0.09 - $10.85
Contractual term (in years)	N/A	0.00 - 5.00
Volatility (annual)	N/A	47.4% - 236%
Risk-free rate	N/A	0.19% - 4.38%

Note 8 – Financing Arrangement - Factoring Liability

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

During the year ended December 31, 2023, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $382,286, receiving $317,111 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of December 31, 2023, there was an outstanding balance of $156,194 (December 31, 2022 - $292,636) which is presented net of a discount of $12,250 (December 31, 2022 - $78,387).

Note 9 – Stockholders’ Deficit

On May 5, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 400,000,000.

Stock issuance for services and stock based compensation

During the year ended December 31, 2023, the Company issued 6,115,200 shares of common stock, to officers, employees and vendors for services valued at $434,025.

During the years ended December 31, 2023 and 2022, the Company also recognized $439,054 and $439,053, respectively, of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

Settlement of accrued liabilities for common stock

During the year ended December 31, 2023, the Company issued 12,149,670 shares of common stock to officers, employees and vendors for accumulated past services of $807,076, including $416,667 to its Chairman and CEO, see note 10. The Company owes 140,361 shares of common stock to a vendor for services, leaving a payable of $98,650, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023.

Stock issued for LFR Acquisition

During the year ended December 31, 2023, the Company issued 2,400,000 shares of common stock for the acquisition of LFR with a fair value of $271,920 (see Note 4).

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

On September 29, 2022, the Company, under the terms of the note, issued 1,355,221 common shares upon the conversion of $388,000 in notes payable. Upon conversion and settlement of the derivative liability, the Company recognized a $341,156 gain on extinguishment.

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

On August 8, 2023 and August 11, 2023, the Company issued 3,814,418 common shares valued at $190,721.

On September 21, 2023, the Company issued 4,307,561 common shares upon the conversion of $573,336 in notes payable and accrued interest.

Reclassification of derivative liabilities to APIC

On May 1, 2023, the Company no longer had derivative liabilities associated with the warrants and their cumulative value of $1,011,451 was reclassified into additional paid in capital on the consolidated statement of stockholders’ deficit.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the period ended December 31, 2023, the Company entered into the following related party transactions:

•	Issued 8,333,333 shares of common stock at $0.05 per share for $416,667 in accrued salary for its Chairman and CEO and in addition the Company amortized $439,054 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months;
•	The Company paid $120,000 in salary to its President and COO.
•	The Company accrued $3,500 in fees payable and issued 2,685,180 shares of common stock at $0.05 per share for $134,259, and $7,500 in cash to its Corporate Secretary for legal services.
•	The Company paid $10,500 in fees to its CFO and accrued $18,000 in fees payable. The CFO is also the COO of CFO Squad LLC providing financial reporting services to the Company.
•	The Company issued 3,663,636 shares of common stock to one of its board members to settle notes payable of $150,000 and accrued interest of $33,182.
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $144,358 in interest during the year ended December 31, 2023. There was $0 and $165,000 of accrued interest in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2023 and 2022, respectively. This note is also described in Note 6.

During the year ended December 31, 2022, the Company entered into the following related party transactions:

•	It recognized $250,000 in accrued salary for its Chairman and CEO in addition to the Company amortized $439,054 ($439,054 in 2021) of previous stock compensation granted to its Chairman and CEO that is being amortized over 10 years;
•	On September 7, 2022, the Company granted 974,344 common shares of the Company to past and current directors for past services with a fair value of $2,806,111.
•	On December 29, 2022, the Company granted 1,500,000 common shares of the Company to current directors for current services with a fair value of $150,000.
•	A current director previously advanced $100,000 with an interest rate of 5% for which the Company accrued $7,604 ($7,538 in 2021) as interest expense and it is also included within accounts payable and accrued liabilities.
•	On December 29, 2022, the Company granted its Corporate Secretary 600,000 common shares of the Company for past services with a fair value of $60,000 in addition to $8,000 in cash that was paid during the year.
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $140,000 ($35,000 in 2021) in interest for the year and this amount is included in accounts payable and accrued liabilities. This note is also described in Note 6.
•	The Company paid its CFO $7,500 in fees during the year.

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

The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Operating segments’ measure of profitability is based on loss from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: North America (including its subsidiaries in United States and Canada), Latin America (including subsidiaries in Mexico and Ecuador) and Asia (including its subsidiaries in Malaysia and Taiwan.).

Information about operating segments is as follows:

	Year Ended December 31,
	2023	2022
Geographic Net Sales:
Americas	$1,675,992	$1,547,056
Latin America	3,065,274	2,501,416
Asia	180,265	510,927
Total Net Sales	$4,921,531	$4,559,399

Cost of Goods Sold:
Americas	$308,607	$279,246
Latin America	638,898	723,544
Asia	54,135	161,228
Total Cost of Goods Sold:	$1,001,640	$1,164,018

Operating Expenses:
Americas	$5,166,285	$6,057,305
Latin America	2,662,950	1,823,365
Asia	315,202	538,091
Total Operating Expenses	$8,144,437	$8,418,761

Loss from operations:
Americas	$(3,798,900)	$(4,789,494)
Latin America	(236,574)	(45,493)
Asia	(189,072)	(188,393)
Total Loss from Operations	$(4,224,546)	$(5,023,380)

Total Assets by Geographic Location
Americas	$3,451,192	$3,986,976
Latin America	163,830	198,609
Asia	68,249	81,356
Total Assets	$3,683,271	$4,266,941

Note 12 – Commitments and Contingencies

Legal proceedings

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at December 31, 2023 and 2022. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

In the opinion of management, the resolution of this matter, if any, will not have a material adverse impact on the Company’s consolidated financial position or consolidated results of operations.

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

The FASB has issued ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2023.

The domestic and foreign components of loss before provision for income taxes were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Domestic	$(4,994,976)	$(8,551,252)
Foreign	(437,003)	14,042
Loss before provision for income taxes	$(5,431,979)	$(8,537,210)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Loss before income taxes	$(5,431,979)	$(8,537,210)
Tax expense (benefit) under statutory US tax rates	(1,140,716)	(1,792,814)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	672,813	2,697,747
Foreign tax rate differential	79,780	110,120
Permanent differences	435,797	(495,637)
State taxes	(47,674)	(423,798)
Provision (benefit) for income taxes	$–	$95,618

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets (liabilities)
Net operating loss carryforwards	$6,385,854	$6,132,841
Stock-based compensation	2,098,976	1,664,597
Intangibles	(70,768)	(83,111)
Depreciation	(1,986)	(1,986)
Other	(27,130)	(209)
Total deferred tax assets	8,384,945	7,712,132

Valuation allowance	(8,384,945)	(7,712,132)
Net deferred tax assets	$–	$–

At December 31, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $24.8 million that may be offset against future taxable income. Of the $24.8 million of net operating losses, U.S. Federal and state net operating losses accounted for $21.2 million and are subject to limitation under IRC Section 382. The U.S. net operating losses are limited to utilization of 80% of taxable income but do not have an expiration. At December 31, 2022, the Company had $3.6 million of non-US NOL carryforwards.

Note 14 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting none other than the following:

On March 19, 2024, the Company issued 1,000,000 shares to five directors for a total of 5,000,000 shares at a fair value of $0.03 per share or a total of $150,000.

On March 19, 2024, the Company issued 5,168,354 shares to various consultants and employees as stock compensation at a fair value of $0.03 per share or a total of $155,051.

On March 19, 2024, the Company issued 900,000 shares to the Chief Financial Officer as stock compensation in lieu of cash for services for a fair value of $0.03 per share for a total of $27,000.

On April 1, 2024, the Company issued a promissory note with an investor for $80,000, net of original issue discount of $15,200. The note accrues interest at 13% per annum and will be paid in four payments through December 30, 2024.

On April 1, 2024, the Company issued a convertible promissory note with a lender for $25,000. The note accrues interest at 12% per annum and will be paid in quarterly payments through October 1, 2025 convertible in the Company’s Common Stock at the rate of to the same price per share paid by the other investors that purchase the Company’s Common Stock in the financing in excess of $500,000 (a “Qualified Equity Financing”). The lender was issued 25,000 of warrants of the Company’s Common Stock with an exercise price of $0.10 per share with a term of three (3) years.

On April 2, 2024, the Company issued 712,500 shares common stock to settle for a stock payable owed as of December 31, 2023.

On May 14, 2024, the Company issued a promissory note with a lender for $107,000, net of original issue discount of $17,120. The note accrues interest at 13% per annum and will be paid in ten payments of $14,026 due monthly through March 30, 2025 and in the event of a default, the lender has the right to convert of any amounts due to Common Stock at a conversion price of $0.01/share of Common Stock.

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

C. Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2023, Stemtech’s internal control over financial reporting was not subject to changes.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Position	Age	Held Position Since
John W. Meyer	Director, President & COO	70	August 19, 2021
Charles S. Arnold	Director, CEO	73	August 19, 2021
John Thatch	Director	60	September 17, 2021
Benjamin Kaplan	Director	57	September 17, 2021
Darryl V. Green	Director	59	September 17, 2021
James Cardwell	CFO	64	September 5, 2021

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

Mr. John W. Meyer. With over 45 years’ business experience in logistics and management of projects, supply chain and staff, Mr. Meyer oversees operations for Stemtech’s global company. In fifteen years with Stemtech, he has supported openings of 51 national markets, serving as VP of Global Operations prior to his position  as COO in 2016 and as President and COO since October 2021. Mr. Meyer is responsible for global management of the Company, including operations, inventory management, purchasing, transportation, as well as for global Human Resources, Partner Services, Training, Information Technology, global facilities and for global manufacturing of nutraceuticals, cosmetics, oral healthcare, ECO products and any new product development and quality assurance. He also is the executive sponsor and leader of the Life Sciences Advisory Board, the Field Advisory Board and the Business Advisory Board. Mr. Meyer graduated from the University of San Francisco with B.A. and M.A. degrees. He previously worked at Shaklee, Arbonne, and third-party logistics provider Menlo Worldwide – now a part of XPO Logistics.

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

All directors serve for terms of one year each and are subject to re-election at Annual Meeting of Shareholders, unless they earlier resign.

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

(b) Identify Significant Employees

Mr. Charles S. Arnold, CEO, is dedicated full-time to Stemtech. He also serves on other company Boards. Mr. Arnold draws no salary however his compensation is taken in shares of stock or debt.

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

(h) Identification of Audit Committee

Stemtech does not have a separately designated standing audit committee. Rather, Stemtech’s entire board of directors perform the required functions of an audit committee. Currently, John W. Meyer our President and COO and Charles S. Arnold, our CEO are the only members of Stemtech’s audit committee, but they do not meet Stemtech’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid to our officers for the years ended December 31, 2023 and 2021. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Charles S. Arnold, Director, CEO	2023	$250,000	$–	1,255,837	$–	$1,505,837
	2022	$250,000	$–	439,054	$–	$689,054
John W. Meyer, President & COO	2023	$120,000	$–	–	$–	$120,000
	2022	$120,000	$–	109,526	$–	$229,526
James S. Cardwell, CFO	2023	$22,500	$–	–	$–	$22,500
	2022	$7,500	$–	–	$–	$7,500

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of Stemtech’s officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of our common stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended December 31, 2023) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of May 15, 2024. At that date, we had 116,769,707 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner and address (1)	Amount and Nature of Beneficial Ownership	Percent of Ownership
Named Executives and Directors
Charles Arnold (2)	18,240,016	15.7%
John W. Meyer	1,644,302	1.5%
James Cardwell	900,000	*
Helmut Forero	500,000	*
John Thatch (3)	2,854,173	2.5%
Darryl V Green	8,605,573	7.4%
Benjamin Kaplan (4)	4,678,680	4.1%
All directors and Named Executive Officers as a group (8 persons)	37,422,745	31.7%

Over 5% Shareholders
Javad Abbasi (5)	6,538,748	5.6%
Leviston Resources, LLC (6)	12,875,748	9.9%
Over 5% Shareholders	19,414,496	15.5%

* Less than 1%.

(1) Addresses for all officers and directors are 4851 Tamiami Traill North, Suite 200, Naples, FL 34103.

(2) Includes 1,765,090 indirect shares owned through a related party held by Crest Ventures LLC.

(3) Includes shares underlying vested warrants of 1,400,00 issued by the Company and 154,173 indirect shares owned through a related party held by American Pacific Bancorp  (DSS).

(4) Includes shares 2,198,905 indirect shares owned through a related party held by Long Side Ventures LLC and 104,185 indirect shares owned by Triple Crown Consulting Inc.

(5) Includes shares 2,219,477 indirect shares owned through a related party held by Empereur Limited Partnership and 4,319,271 shares held by Veken, LLC.

(6) Includes shares underlying vested warrants of 12,875,748 issued by the Company.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions.

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

Stemtech has also adopted this definition for the independence of the members of its audit committee. John W. Meyer our President &COO and Charles S. Arnold, our CEO are the sole members of Stemtech’s audit committee as a result of being the sole director. Stemtech’s board of directors has determined that neither Messrs. Meyer nor Arnold qualifies “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended December 31, 2023 and 2022, the aggregate fees billed by Turner, Stone & Company, L.L.P in 2023 and 2022 were $55,000 and $35,000, respectively, plus any out-of-pocket costs.

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Globe Net’s registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed
10.1*	MCUS Amended Promissory Note dated April 11, 2023.	Included
10.2*	Securities Purchase Agreement dated August 29, 2022.	Included
14	Code of Ethics, filed as an exhibit to Globe Net’s 2010 registration statement on Form S-1 filed on February 11, 2011, and incorporated herein by reference.	Filed
21	List of subsidiaries	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *	Financial statements from the annual report on Form 10-K of Stemtech for the fiscal year ended December 31, 2023, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.	Included

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

Stemtech Corporation

Date: July 10, 2024	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2024	By:	/s/James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

