Form 10-Q
period 2024-03-31
Stemtech Corp
filed 2024-07-16
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-172172

STEMTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-2151440
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4851 Tamiami Trail North

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 116,769,707 shares of common stock, $0.001 par value, issued and outstanding as of March 31, 2024.

STEMTECH CORPORATION

FORM 10-Q

March 31, 2024

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed on July 10th, 2024) entitled “Risk Factors” as well as in our other public filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEMTECH CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$273,999	$114,166
Accounts receivable, net	116,704	61,494
Inventory, net	57,508	48,325
Prepaid expenses and other current assets	62,907	176,725
TOTAL CURRENT ASSETS	511,118	400,710

Property and equipment, net	6,536	10,056
Intangible assets, net	2,559,951	2,710,568
Long term deposits	23,404	23,708
Operating lease right-of-use assets - net	43,635	70,820
Goodwill	467,409	467,409
TOTAL ASSETS	$3,612,053	$3,683,271

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,817,036	$2,708,906
Notes payable	1,791,089	1,889,321
Convertible debentures, net of discount	1,939,548	1,596,960
Operating lease liabilities - current	41,174	66,866
Deferred revenues	82,392	56,039
Factoring liability	386,703	143,944
TOTAL CURRENT LIABILITIES	8,057,942	6,462,036

TOTAL LIABILITIES	8,057,942	6,462,036

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 200,000,000 shares authorized; 116,057,207 and 104,988,853 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	116,057	104,989
Additional paid in capital	25,378,534	24,726,722
Accumulated other comprehensive loss	(718,872)	190,503
Accumulated deficit	(28,479,836)	(27,061,486)
Stemtech Corporation shareholders’ deficit	(3,704,117)	(2,039,272)
Non-controlling interest in subsidiaries	(741,772)	(739,493)
TOTAL STOCKHOLDERS’ EQUITY	(4,445,889)	(2,778,765)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,612,053	$3,683,271

The accompanying notes are an integral part of these consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ending
	March 31,
	2024	2023

NET SALES	$1,382,570	$1,133,341

COST OF GOODS SOLD:
Cost of goods sold	311,891	231,817
Freight-in	33,478	13,000
TOTAL COST OF GOODS SOLD	345,369	244,817
GROSS PROFIT	1,037,201	888,524

OPERATING EXPENSES:
Commissions	325,142	308,087
Selling and marketing	103,255	133,387
General and administrative	1,619,615	1,684,260
Research and development	–	13,800
TOTAL OPERATING EXPENSES	2,048,012	2,139,534

OPERATING LOSS	(1,010,811)	(1,251,010)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	392,355
Interest expense	(430,959)	(1,881,166)
Other income and expenses, net	21,141	(1,248)
Gain (loss) on extinguishment of debt	–	468,678
TOTAL OTHER INCOME (EXPENSE)	(409,818)	(1,021,381)

INCOME (LOSS) BEFORE INCOME TAXES	(1,420,629)	(2,272,391)

PROVISION FOR INCOME TAXES	–	35,417

NET LOSS	$(1,420,629)	$(2,236,974)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,279)	(244)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,418,350)	$(2,236,730)

Net loss per common share
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Shares used to compute loss per share
Basic	$83,469,544	$58,307,347
Diluted	$83,469,544	$58,307,347

Comprehensive loss
Net loss	$(1,418,350)	$(2,236,730)
Change in foreign currency translation adjustments	(909,375)	(13,130)
Comprehensive loss available to common stockholders	$(2,327,725)	$(2,249,860)

The accompanying notes are an integral part of these consolidated financial statements.

STEMTECH CORPORATION

Condensed Interim Consolidated Statement of Changes in Shareholders’ Equity(Deficit)

(Unaudited)

	Common Stock		Additional		Accumulated Other Comprehensive		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Sub total	controlling Interest	Stockholders’ Equity

Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Stock issued for services	27,898	28	65,326	–	–	65,354	–	65,354
Conversion of convertible notes and accrued interest to common stock	5,266,763	5,267	258,071	–	–	263,338	–	263,338
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Foreign currency translation adjustment	–	–	–	–	(13,130)		–	(13,130)
Non-controlling interest	–	–	–	–	–	–	(244)	(244)
Net loss	–	–	–	(2,236,730)	–	(2,236,730)	–	(2,236,730)
Balance at March 31, 2023	61,136,808	$61,137	$20,092,577	$(23,867,971)	$(260,890)	$(3,975,147)	$(738,003)	$(4,713,150)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	109,463	–	–	109,463	–	109,463
Stock issued for services	11,068,354	11,068	542,350	–	–	553,418	–	553,418
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–		–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(909,375)	(909,375)	–	(909,375)
Non-controlling interest	–	–	–	–	–	–	(2,279)	(2,279)
Net loss	–	–	–	(1,418,350)	–	(1,418,350)	–	(1,418,350)
Balance at March 31, 2024	116,057,207	$116,057	$25,378,534	$(28,479,836)	$(718,872)	$(3,704,117)	$(741,772)	$(4,445,889)

The accompanying notes are an integral part of these consolidated financial statements.

STEMTECH CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,420,629)	$(2,236,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,135	119,598
Amortization of right of use asset	27,185	16,275
Operating lease liabilities	(25,692)	(19,921)
Stock compensation expense	109,463	108,260
Amortization of debt discount	441,588	1,512,936
Change in fair value of derivative liabilities	–	381,211
Gain (loss) on settlement of derivative liabilities	–	(392,355)
Stock issued for services	553,418	65,354
(Gain) loss on extinguishment of debt	–	(468,678)
Accounts receivable	(55,210)	22,232
Inventory	(9,183)	48,910
Prepaid expenses and other current assets	113,818	1,203
Accounts payable and accrued expenses	1,101,935	230,897
Long term deposits	304	(351)
Deferred revenues	26,353	36,737
Net cash provided by (used in) operating activities	1,017,485	(574,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	–	1,000,000
Net proceeds from factoring arrangement	154,956	(194,954)
Repayment of note payable	(103,232)	(6,446)
Net cash provided by financing activities	51,724	798,600

Effects of currency translation on cash	(909,375)	(13,130)

Net increase (decrease) in cash	159,834	210,804

Cash, beginning of period	114,166	132,487

Cash, end of period	$273,999	$343,291

Supplemental disclosure cash flow information:
Cash paid for interest	$6,821	$3,013

Supplemental noncash transactions
Stock issued for LFR Acquisition	$–	$271,920
Settlement of accrued liabilities for common stock	$–	$263,338

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

On August 19, 2021, Stemtech Corporation (“Stemtech”), a Delaware corporation, entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”). The merger was accounted for as a reverse acquisition and recapitalization in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Management evaluated the guidance contained in ASC 805 with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances, that Stemtech acquired Globe Net for financial accounting purposes. On November 9, 2021, the Company changed its fiscal year end from a fiscal year end of August 31 to a calendar year-end of December 31.

The consolidated financial statements include the accounts of Stemtech (Parent) and its twelve (12) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech Canada, Inc. (“Canada”)
3.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
4.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
5.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)
6.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
7.	Stemtech Taiwan Holding, Inc. (“Taiwan”)
8.	Stemtech Taiwan Branch
9.	Tecrecel S.A. (“Ecuador”)
10.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
11.	Life Factor Research (“LFR”) – 100%
12.	Stemtech IP Holdings, LLC (U.S.A.) - 100%

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the year. On an ongoing basis, management evaluates its estimates and judgments, including those related to accrued expenses. Accordingly, actual results could differ from those estimates.

Note 2 — Summary of Significant Accounting Policies

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,420,629 and $5,430,245 respectively, for the period ended March 31, 2024 and year ended December 31, 2023. Additionally, the Company had an accumulated deficit of $28,479,836 at March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On March 31, 2024, the uninsured cash balance amounted to approximately $0.00.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Currently there are no Markdowns identified. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next twelve months, is classified as non- current inventory.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of March 31, 2024, and December 31, 2023 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities.

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

Leases

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases previously classified as operating leases. The Company adopted ASC 842 effective January 1, 2022 and recognized and measured operating leases existing at, or entered into after, January 1, 2021 (the beginning of the earliest comparative period presented) using a modified retrospective approach, with certain practical expedients available (see Note 5). The Company’s accounting for finance leases under ASC 842 remained substantially unchanged.

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

For the period ended March 31, 2024 and 2023, the dilutive effect of 15,198,206 and 11,275,341, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	March 31,	December 31,
	2024	2023
Finished goods	$57,508	$48,325
Raw materials	–	–
Total Inventory	$57,508	$48,325

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at March 31, 2024 and December 31, 2023. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	$(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	$271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,639,374)	(2,488,757)
Total	$2,559,951	$2,710,568

Estimated future amortization as of March 31, 2024 is as follows:

Year ending December 31,
2024	$458,898
2025	411,044
2026	411,044
2027	411,044
2028	411,044
Thereafter	456,877
Total	$2,559,951

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

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $9,027 per month in rent until the end of the extended lease September 30, 2024. The Company has sublet the space to a tenant who pays the Company $9,097 to occupy the space. The Company incurred lease expense for its operating leases of $73,083 and $85,629 for the period ended March 31, 2024 and December 31, 2023, respectively and Company’s remaining lease term relating to its operating lease terminates on September 30, 2024.

In June 2022, the Company entered into a lease for office space in Mexico which terminates on May 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2024:

Maturity of operating lease liabilities for the following fiscal years:
2024	$42,272
Total undiscounted operating lease payments	42,272
Less: imputed interest	1,098
Present value of operating lease liabilities	$41,174

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate of 10%, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	March 31, 2024	December 31, 2023
Notes payable	1,786,089	1,889,321
Total Notes payable	1,786,089	1,889,321
Convertible notes payable, net of discount	1,939,548	1,596,960
Total notes payable, net of discount of $62,093 and $404,681 as of March 31, 2024 and December 31, 2023, respectively	$3,725,637	$3,486,281

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023 leaving a gain on extinguishment of $150,000.

16

(2)

In 2019, the Company engaged in agreements involving promissory notes with three lenders, collectively amounting to a principal balance of $375,000. These notes, bearing effective interest rates of 10%, mature within a one-year timeframe. Additionally, the Company allotted 45,000 shares of common stock, cumulatively valued, as a commitment incentive, resulting in an associated debt discount of $22,500. In the subsequent year, 2020, the Company further entered into promissory note arrangements with four lenders, culminating in an aggregate principal balance of $225,000. The effective interest rates for these notes range between 8% and 10% annually. As of March 31, 2024 and 2023, the outstanding balance for the notes from both the 2021 and 2022 issuances amounted to $0 and $275,000, respectively accompanied by accrued interest totaling $0 and $50,819, respectively.

On October 20, 2021, the Company issued a pair of promissory notes to investors, totaling $10,000. These notes were duly settled in their entirety on January 18, 2023 and April 3, 2023, respectively. Subsequently, on June 12, 2023, a conversion of principal took place, with $275,000 being converted at a rate of $0.05 per share, resulting in the issuance of 6,777,121 common shares.

On May 1, 2023, the Company amended its convertible promissory note with Sharing Services Global Corporation (“SHRG”), wherein SHRG capitalized $222,556 of accrued interest and waived its conversion rights as per the original agreement, see below. The promissory note is no longer convertible and is included in the chart above with plain notes payable. As of March 31, 2024 and December 31, 2023, the outstanding balance for the notes amounted to $1,278,325 and $1,400,000, respectively accompanied by accrued interest totaling $0 and $165,000, respectively.

On July 21, 2023, the Company issued a promissory note with an investor for $150,000, net of original issue discount of $22,600. The note matures in eleven months and accrues interest at 13% per annum. The first nine payments will be in installments of $20,241 and the final 2 payments will be $7,000 each. On December 14, 2023, the Company entered into another note with the same terms with this investor for $75,000, net of original issue discount of $14,600. Since July 2023, the Company made $172,052 of payments leaving an aggregate principal balance of $90,148 and $160,996 as of March 31, 2024 and December 31, 2023, respectively. There was $0 and $9,660 of accrued interest as of March 31, 2024 and December 31, 2023, respectively.

On October 24, 2023 and November 20, 2023, the Company entered into two notes with an investor for an aggregate principal balance of $450,000. The notes mature in March 2025 and accrue interest at 12% per annum. There was $3,500 of accrued interest for these notes recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the outstanding balance for the notes amounted to $450,000, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding balance for these notes stood at $1,939,549 and $1,889,321, respectively.

(3)	During the fiscal year concluding on December 31, 2021, the Company issued a cumulative total of $2,423,738 in convertible promissory notes to investors. These notes featured varying maturity dates spanning from nine months to three years, coupled with interest rates ranging from 8% to 12% per annum. In addition, the Company distributed 154,173 shares of common stock and granted warrants allowing the purchase of 2,400,000 common stock shares at exercise prices spanning between $2.685 and $3.00 per share. The recorded value of both the common stock and warrants was attributed as a discount to the notes, valued at fair market value.

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

As of March 31, 2024, the outstanding gross principal balance for the two remaining convertible notes was $1,773,863, $227,777, and the remaining unamortized debt discount for each note was $0 and $0, respectively.

The aggregate balance of convertible notes payable, net of discount, as of March 31, 2024 and December 31, 2023 was $2,001,641 and $1,596,960, respectively.

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

During the quarter ended March 31, 2024, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $506,378, receiving $470,100 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of March 31, 2024, there was an outstanding balance of $537,922 (December 31, 2023 - $156,194) which is presented net of a discount of $151,218 (December 31, 2023 - $12,250).

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

During the year ended December 31, 2023, the Company also recognized $439,054 of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

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

Conversion of convertible notes and accrued interest to common stock

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

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the period ended December 31, 2023, the Company entered into the following related party transactions:

•	Issued 8,333,333 shares of common stock at $0.05 per share for $416,667 in accrued salary for its Chairman and CEO and in addition the Company amortized $439,054 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months;
•	The Company paid $120,000 in salary to its President and COO.
•	The Company accrued $3,500 in fees payable and issued 2,685,180 shares of common stock at $0.05 per share for $134,259, and $7,500 in cash to its Corporate Secretary for legal services.
•	The Company paid $10,500 in fees to its CFO and accrued $18,000 in fees payable. The CFO is also the COO of CFO Squad LLC providing financial reporting services to the Company.
•	The Company issued 3,663,636 shares of common stock to one of its board members to settle notes payable of $150,000 and accrued interest of $33,182.
•	A company with a common director advanced the Company $1,400,000 at 10% on September 1, 2021 for which the Company accrued $144,358 in interest during the year ended December 31, 2023. There was $0 and $165,000 of accrued interest in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2023 and 2022, respectively. This note is also described in Note 6.
•	John W. Meyer, President & COO of the company, made a loan of $5,000.00 to the company.

During the period ended March 31, 2024, the Company entered into the following related party transactions:

• On March 19, 2024, the Company issued 900,000 shares to the Chief Financial Officer as stock compensation in lieu of cash for services for a fair value of $0.03 per share for a total of $27,000.

• On March 19, 2024, the Company issued 1,000,000 shares to five directors for a total of 5,000,000 shares at a fair value of $0.03 per share or a total of $150,000.

• the Company amortized $439,054 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months.

Note 11 – Commitments and Contingencies

Legal proceedings

On August 6, 2019, Ray Carter, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Mr. Carter’s claim is in the amount of $267,000. The Company has counter-sued Ray Carter personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at March 31, 2024, and December 31, 2023. Mr. Carter’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

On May 14, 2024, the Company issued a promissory note with a lender for $107,000, net of original issue discount of $17,120. The note accrues interest at 13% per annum and will be paid in ten payments of $14,026 due monthly through March 30, 2025 and in the event of a default, the lender has the right to convert of any amounts due to Common Stock at a conversion price of $0.01 per share.

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

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in nonconvertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30.

As an emerging growth company, we are exempt from:

- Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

- The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission, or the “Commission” or “SEC”, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

- Compliance with new or revised accounting standards until those standards are applicable to private companies;

- The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to provide auditor attestation of our internal controls and procedures; and

- Any Public Company Accounting Oversight Board, or “PCAOB”, rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

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

Company Overview

Stemtech Corporation was incorporated under the laws of the State of Nevada, U.S. on March 4, 2009. Our registration statement on Form S-1 was filed with the SEC was declared effective on May 15, 2013. On August 19, 2021, the Company entered into a Merger Agreement with Stemtech Corporation by which the Company acquired one hundred percent of the shares of STEMTECH CORPORATION in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the Company. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change. Stemtech has pioneered and patented a whole new category of dietary supplements. Stemtech’s advanced Stem Cell Nutrition formulations are one-of-a-kind natural products designed to help support the three most important aspects of stem cell physiology: 1) Releasing more stem cells; 2) their circulation in the blood; and 3) Migration into tissues, where they can perform their daily function of renewal and rejuvenation for optimal health. We actually harness the incredible power of adult stem cells. How does this work? Adult stem cells are released from your bone marrow into the bloodstream, they then Circulate in the bloodstream and flow to the tissues most in need. As they arrive, the adult stem cells migrate into the tissues, reproduce and become new, healthy cells of those tissues. This process takes place every single day, even without tissue damage, as part of the natural renewal system of the body. It is important to understand that Stemtech’s products do not contain stem cells. They are composed of natural botanicals and other ingredients that have been clinically documented to support the performance of your own adult stem cells. Stemtech also offers our all-natural OraStem toothpaste, which is a tooth whitener, breath freshener, antimicrobial, stem cell attracting and promotes good gum health. In December 2022, our new Cellect One™ Rapid Renew Stem Cell Peptide Night Cream. Cellect One is a Stemtech proprietary formula containing an FDA patented ingredient, Red Oak Bark, which enables deep penetration to promote good skin health. While sales of products obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partner” Sales Forces, and we invest much energy in growing our IBPs. Post funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. With an enhanced compensation plan, IBPs will be even more incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs. We have reinstituting contests, travel incentives, cruises, other trips, Business Academies (Aguas Calientes, Mexico in May 2023; Las Vegas, U.S. in June, 2023) for Training, regional conferences, our Annual Convention with new product launches. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Stemtech also launched the Stemtech AdvanceOffice Mobile App, in March 2022, improving communication, sharing of information, training videos and other content for recruiting, onboarding, customer retention and measuring key performance indicators for the IBP business. Stemtech launched a new marketing program in January 2022, with sales continuing to come in from returning consumers who believe in the quality products. Until March 2021, the Company had operated on an extremely tight budget, with inadequate working capital and difficulties fulfilling orders. Since the cash infusions noted in “Financing” infra, the company now has the resources to contact and re-engage the over 200,000 former distributors. With this new cash infusion, the Company has engaged experienced marketing and social media professionals to initiate new marketing strategies which are expected to bring increased activity. Management conservatively believes that given the cash on hand and working expenditures as describe above, we can reinvigorate sales to be more consistent with the company’s previous revenue historically, as we were recognized 4 times in the Inc 5000 Magazine’s list of fastest growing companies. Below this IBP level, we plan to have our “DTC” (Direct To Consumer) network marketing Distribution model. This integrative model allows us an immediate global presence and ability to operate in multiple countries on any continent. We are uniquely positioned in this post pandemic economy beset by supply chain issues, as this method requires no up-front or required buy-in of inventory, with monthly shipments available for known recurring sales. This platform has us now operating at the intersection of the ecommerce economy, social economy and gig economy.

The Company has been making great strides the past year, having filed our “Orastem” trademark registration in Mexico as noted in our press release of August 23, 2022. In addition, Stemtech filed our new ‘stemceuticals’ trademark registration. Stemtech has worked to reduce overhead costs by outsourcing U.S. order fulfillment services to a third-party partner who will also be responsible for inventory planning and production scheduling, since August 7, 2023. Further, beginning August 1, 2023, the customer service function for the U.S. was transitioned to our Mexico offices in Guadalajara at a cost savings and improved synergistic benefits by expanding service hours from 8 to 12 hours in the U.S. Also, U.S. health insurance coverage ended with the release of employees. With the new inventory process, the cost of insurance coverage will be reduced to lower rates.

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

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the three-month period ended March 31, 2024, net cash provided from financing activities of $51,724 mainly consisted of proceeds from factoring agreements of $154,956 partially offset by payments on notes payable of $103,232. For the three-month period ended March 31, 2024, $798,600 cash provided from financing activities mainly consisted of proceeds from notes payable of $1,000,000 partially offset by payments on factoring agreements of $194,954.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; (iii) marketing expenses; and (iv) IT website development. We intend to finance these expenses with further issuances of securities and loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Stemtech has experienced continued growth and with more awareness of the benefits of stem cells for improving health naturally. Demand is expected to continue to rise. During the past year, we experienced several out-of-stock situations. With additional capital, the Company will be able to sustain uninterrupted growth, increasing sales revenue and profitability. The overall stem cell global market, including stem cell therapy and pharma are projected to be $30 billion by 2030 per “Research and Marketing”, an independent publication. As the pioneer in stem cell nutrition, Stemtech is well positioned for growth as awareness increases.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

ONLY LEGAL ISSUE LAST Q WAS “RAY CARTER” WHICH WAS DISMISSED IN MARCH 2023, IF SO NO NEED TO BE IN HERE.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

______________________

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

Stemtech Corporation

Date: July 16, 2024	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2024	By:	/s/James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

