Form 10-Q
period 2024-06-30
Stemtech Corp
filed 2024-08-27
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 122,056,507 shares of common stock, $0.001 par value, issued and outstanding as of August 20th, 2024.

STEMTECH CORPORATION

FORM 10-Q

June 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$259,570	$114,166
Accounts receivable, net	230,575	61,494
Inventory, net	57,371	48,325
Prepaid expenses and other current assets	70,358	176,725
TOTAL CURRENT ASSETS	617,874	400,710

Property and equipment, net	1,202	10,056
Intangible assets, net	2,559,951	2,710,568
Long term deposits	18,405	23,708
Operating lease right-of-use assets - net	25,405	70,820
Goodwill	467,409	467,409
TOTAL ASSETS	$3,690,246	$3,683,271

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,288,873	$2,708,906
Notes payable	1,883,526	1,889,321
Convertible debentures, net of discount	1,939,548	1,596,960
Operating lease liabilities - current	22,593	66,866
Deferred revenues	92,777	56,039
Factoring liability	391,379	143,944
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	8,618,696	6,462,036

TOTAL LIABILITIES	8,618,696	6,462,036

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 200,000,000 shares authorized; 116,769,707 and 104,988,853 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	116,770	104,989
Additional paid in capital	25,534,443	24,726,722
Accumulated other comprehensive loss	(573,968)	190,503
Accumulated deficit	(29,263,992)	(27,061,486)
Stemtech Corporation shareholders’ deficit	(4,186,747)	(2,039,272)
Non-controlling interest in subsidiaries	(741,703)	(739,493)
TOTAL STOCKHOLDERS EQUITY	(4,928,450)	(2,778,765)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,690,246	$3,683,271

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ending		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET SALES	$1,325,800	$1,128,126	$2,708,370	$2,261,467

COST OF GOODS SOLD:
Cost of goods sold	301,374	222,900	613,265	454,717
Freight-in	30,803	23,282	64,281	36,282
TOTAL COST OF GOODS SOLD	332,177	246,182	677,546	490,999

GROSS PROFIT	993,623	881,944	2,030,824	1,770,468

OPERATING EXPENSES:
Commissions	254,024	113,521	579,166	421,608
Selling and marketing	87,205	134,592	190,460	267,979
General and administrative	1,344,703	1,601,251	2,964,318	3,285,511
Research and development	–	177	–	13,977
TOTAL OPERATING EXPENSES	1,685,932	1,849,541	3,733,944	3,989,075

OPERATING LOSS	(692,309)	(967,597)	(1,703,120)	(2,218,607)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	1,289,443	–	1,681,798
Interest expense	(117,364)	(2,016,314)	(548,323)	(3,897,480)
Other income and expenses, net	25,586	147	46,727	(1,101)
Gain on settlement of derivative liabilities	–	1,059,839	–	1,059,839
Gain (loss) on extinguishment of debt	–	345,454	–	814,132
TOTAL OTHER INCOME (EXPENSE)	(91,778)	678,569	(501,596)	(342,812)

INCOME (LOSS) BEFORE INCOME TAXES	(784,087)	(289,028)	(2,204,716)	(2,561,419)

PROVISION FOR INCOME TAXES	–	(1,888)	–	33,529

NET LOSS	$(784,087)	$(290,916)	$(2,204,716)	$(2,527,890)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	69	(3,997)	(2,210)	(4,241)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(784,156)	$(286,919)	$(2,202,506)	$(2,523,649)

Net loss per common share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Shares used to compute loss per share
Basic	$116,754,047	$91,773,957	$111,601,232	$64,705,203
Diluted	$116,754,047	$91,773,957	$111,601,232	$64,705,203

Comprehensive loss
Net loss	$(784,156)	$(286,919)	$(2,202,506)	$(2,523,649)
Change in foreign currency translation adjustments	144,904	23,222	(764,471)	10,092
Comprehensive loss available to common stockholders	$(639,252)	$(263,697)	$(2,966,977)	$(2,513,557)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Sub total	Non-controlling Interest	Total Stockholders’ Equity

Balance at December 30, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Stock issued for services	27,898	28	65,326	–	–	65,354	–	65,354
Conversion of convertible notes and accrued interest to common stock	5,266,763	5,267	258,071	–	–	263,338	–	263,338
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Foreign currency translation adjustment	–	–	–	–	(13,130)		–	(13,130)
Non-controlling interest	–	–	–	–	–	–	(244)	(244)
Net loss	–	–	–	(2,236,730)	–	(2,236,730)	–	(2,236,730)
Balance at March 31, 2023	61,136,808	$61,137	$20,092,577	$(23,867,971)	$(260,890)	$(3,975,147)	$(738,003)	$(4,713,150)
Stock based compensation	–	–	110,666	–	–	110,666	–	110,666
Stock issued for services	712,500	713	45,243	–	–	45,956	–	45,956
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Foreign currency translation adjustment	–	–		–	144,904	144,904	–	144,904
Non-controlling interest	–	–		–	–	–	(3,997)	(3,997)
Net loss	–	–		(286,919)	–	(286,919)	–	(286,919)
Balance at June 30, 2023	61,849,308	$61,850	$21,259,937	$(24,154,890)	$(115,986)	$(2,949,089)	$(742,000)	$(3,691,089)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	109,463	–	–	109,463	–	109,463
Stock issued for services	11,068,354	11,068	542,350	–	–	553,418	–	553,418
Foreign currency translation adjustment	–	–	–	–	(909,375)	(909,375)	–	(909,375)
Non-controlling interest	–	–	–	–	–	–	(2,279)	(2,279)
Net loss	–	–	–	(1,418,350)	–	(1,418,350)	–	(1,418,350)
Balance at March 31, 2024	116,057,207	$116,057	$25,378,535	$(28,479,836)	$(718,872)	$(3,704,116)	$(741,772)	$(4,445,888)
Stock based compensation	–	–	110,665	–	–	110,665	–	110,665
Stock issued for services	712,500	713	45,243	–	–	45,956	–	45,956
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–		–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	144,904	144,904	–	144,904
Non-controlling interest	–	–	–	–	–	–	69	69
Net loss	–	–	–	(784,156)	–	(784,156)	–	(784,156)
Balance at June 30, 2024	116,769,707	$116,770	$25,534,443	$(29,263,992)	$(573,968)	$(4,186,747)	$(741,703)	$(4,928,450)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,204,716)	$(2,527,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,469	273,493
Amortization of right of use asset	45,415	30,579
Stock compensation expense	231,196	217,723
Non-cash interest expense from issuance on debt (derivative)	–	1,604,081
Amortization of debt discount	536,676	2,137,270
Change in fair value of derivative liabilities	–	(1,681,798)
Gain (loss) on settlement of derivative liabilities	–	(1,059,839)
Stock issued for services	588,306	432,113
(Gain) loss on extinguishment of debt	–	(814,132)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(169,081)	11,597
Inventory	(9,046)	(67,666)
Prepaid expenses and other current assets	106,367	55,851
Accounts payable and accrued expenses	1,558,773	509,943
Long term deposits	5,303	(610)
Deferred revenues	36,738	13,696
Operating lease liabilities	(44,273)	(33,103)
Net cash used in operating activities	841,127	(898,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	262,000	1,561,000
Net proceeds from factoring arrangement	42,518	(230,263)
Repayment of note payable	(235,770)	(290,746)
Net cash provided (used) by financing activities	68,748	1,039,991

Effects of currency translation on cash	(764,471)	10,092

Net increase (decrease) in cash	145,404	151,391

Cash, beginning of period	114,166	132,487

Cash, end of period	$259,570	$283,878

Supplemental disclosure cash flow information:
Cash paid for interest	$6,821	$6,821
Cash paid for income taxes	$–	$–

Supplemental noncash transactions
Stock issued for LFR Acquisition	$–	$271,920
Issuance of common stock for conversion of debt	$–	$1,639,396
Settlement of accrued liabilities for common stock	$–	$807,076
Reclassification of derivative liabilities to APIC	$–	$1,011,451
Recognition of right of use asset - operating lease	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

STEMTECH CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Stemtech Corporation and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the previous name Globe Net Wireless Corp. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change, as evidenced by the 8-K filed that date. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes its products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Company’s subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem® and OraStem® (Oral Health Care), and Cellect One® Rapid Renew Stem Cell Peptide Night Cream.

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

Note 2 — Summary of Significant Accounting Policies

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,204,716 and $2,527,890 respectively, for the period ended June 30, 2024 and year ended June 30, 2023. Additionally, the Company had an accumulated deficit of $29,263,992 at June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On June 30, 2024, the uninsured cash balance amounted to approximately $0.00.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of June 30, 2024, and December 31, 2023 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718), to amend various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.

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

For the period ended June 30, 2024 and 2023, the dilutive effect of 14,448,206 and 14,448,206, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	June 30,	December 31,
	2024	2023
Finished goods	$57,371	$48,325
Raw materials	–	–
Total Inventory	$57,371	$48,325

Note 4 – Business Combinations, Intangible Assets and Goodwill

Original Acquisition

On May 7, 2018, the Company purchased the assets of Stemtech International, Inc. (the “Former Parent Company”), out of a Chapter 7 Bankruptcy for $400,000 and the assumption of a $4,000,000 note acquiring 100% of the issued and outstanding capital stock of Canada, Mexico, Stemtech Mexico, Stemtech New Zealand, Taiwan, Korea and Ecuador; and Stemtech Malaysia Holdings that owns two-thirds of its subsidiary Stemtech Malaysia. In addition to the net tangible assets, the Company acquired various intangible assets including patent products, licenses and trademarks and customers and distribution lists. The estimated useful lives of the identifiable intangible assets range from six to fourteen years.

The excess purchase price has been recorded as goodwill in the amount of $467,409 at June 30, 2024 and December 31, 2023. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	$(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	$271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,639,374)	(2,488,757)
Total	$2,559,951	$2,710,568

Estimated future amortization as of June 30, 2024 is as follows:

Year ending December 31,
2024	$458,898
2025	411,044
2026	411,044
2027	411,044
2028	411,044
Thereafter	456,877
Total	$2,559,951

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

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $9,027 per month in rent until the end of the extended lease September 30, 2024. The Company has sublet the space to a tenant who pays the Company $9,097 to occupy the space. The Company incurred lease expense for its operating leases of $73,083 and $85,629 for the period ended June 30, 2024 and December 31, 2023, respectively and Company’s remaining lease term relating to its operating lease terminates on September 30, 2024.

In June 2024, the Company entered into a lease for office space in Mexico which terminates on June 2026.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2024:

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

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	June 30, 2024	December 31, 2023
Notes payable (3)	1,786,089	1,889,321
Total Notes payable	1,786,089	1,889,321
Convertible notes payable, net of discount (4)	1,939,548	1,596,960
Total notes payable, net of discount of as of June 30, 2024 and December 31, 2023, respectively	$3,725,637	$3,486,281

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023 leaving a gain on extinguishment of $150,000.

(2)

In 2019, the Company engaged in agreements involving promissory notes with three lenders, collectively amounting to a principal balance of $375,000. These notes, bearing effective interest rates of 10%, mature within a one-year timeframe. Additionally, the Company allotted 45,000 shares of common stock, cumulatively valued, as a commitment incentive, resulting in an associated debt discount of $22,500. In the subsequent year, 2020, the Company further entered into promissory note arrangements with four lenders, culminating in an aggregate principal balance of $225,000. The effective interest rates for these notes range between 8% and 10% annually. As of December 31, 2024 and 2023, the outstanding balance for the notes from both the 2021 and 2022 issuances amounted to $0 and $275,000, respectively accompanied by accrued interest totaling $0 and $50,819, respectively.

On October 20, 2021, the Company issued a pair of promissory notes to investors, totaling $10,000. These notes were duly settled in their entirety on January 18, 2023 and April 3, 2023, respectively. Subsequently, on June 12, 2023, a conversion of principal took place, with $275,000 being converted at a rate of $0.05 per share, resulting in the issuance of 6,777,121 common shares.

On May 1, 2023, the Company amended its convertible promissory note with Sharing Services Global Corporation (“SHRG”), wherein SHRG capitalized $222,556 of accrued interest and waived its conversion rights as per the original agreement, see below. The promissory note is no longer convertible and is included in the chart above with plain notes payable. As of June 30, 2024 and December 31, 2023, the outstanding balance for the notes amounted to $1,278,325 and $1,400,000, respectively accompanied by accrued interest totaling $0 and $165,000, respectively.

On July 21, 2023, the Company issued a promissory note with an investor for $150,000, net of original issue discount of $22,600. The note matures in eleven months and accrues interest at 13% per annum. The first nine payments will be in installments of $20,241 and the final 2 payments will be $7,000 each. On December 14, 2023, the Company entered into another note with the same terms with this investor for $75,000, net of original issue discount of $14,600. On April 1, 2024 Company entered into another note with the same terms with this investor for $80,000 net of original discount of 9,192.00. In May 14, 2024 the company entered into another note with the same terms with the same investor for $107,000. Since July 2023, the Company made $226,576 of payments leaving an aggregate principal balance of $229,279 and $160,996 as of June 30, 2024 and December 31, 2023, respectively. There was $0 and $9,660 of accrued interest as of June 30, 2024 and December 31, 2023, respectively.

On October 24, 2023 and November 20, 2023, the Company entered into two notes with an investor for an aggregate principal balance of $450,000. The notes mature in March 2025 and accrue interest at 12% per annum. There was $3,500 of accrued interest for these notes recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the outstanding balance for the notes amounted to $450,000, respectively.

As of June 30, 2024 and December 31, 2023, the outstanding balance for these notes stood at $1,881,448 and $1,889,321, respectively.

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

As of June 30, 2024, the outstanding gross principal balance for the two remaining convertible notes was $1,773,863, $227,777, and the remaining unamortized debt discount for each note was $0 and $0, respectively.

The aggregate balance of convertible notes payable, net of discount, as of June 30, 2024 and December 31, 2023 was $2,001,641.19 and $906,151.28, respectively.

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

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of January 1, 2022	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	2,643,794	73,839	2,717,633
Change due to issuances	1,279,735	1,233,201	2,512,936
Change due to redemptions	(2,533,464)	(1,015,307)	(3,548,771)
Change in fair value	(1,390,065)	(291,733)	(1,681,798)
Balance as of December 31, 2023	$–	$–	$–
Balance as of June 30, 2024	$–	$–	$–

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

During the six months ended June 30, 2024, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $803,500, receiving $618,794 in cash and transferring $184,706 of prior balances, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of June 30, 2024, there was an outstanding balance net of discount of $391,379 (December 31, 2023 - $143,944).

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

On April 2, 2024, the Company issued 712,500 shares for consultant services as stock for services in lieu of cash for services for a fair value of $0.0645 per share or a total of $45,956.

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

During the Period ended June 30, 2024, the Company entered into the following related party transactions:

•	On February 15, 2024, John W. Meyer, President & COO of the Company, made a loan of $5,000.00 to the company.

•	On March 19, 2024, the Company issued 900,000 shares to the Chief Financial Officer as stock compensation in lieu of cash for services for a fair value of $0.03 per share for a total of $27,000.

•	On March 19, 2024, the Company issued 1,000,000 shares to five directors for a total of 5,000,000 shares at a fair value of $0.03 per share or a total of $150,000.

•	the Company amortized $439,054 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months.

The company had the following transaction

Note 11 – Commitments and Contingencies

Legal proceedings

On August 6, 2019, Plaintiff, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Plaintiff’s claim is in the amount of $267,000. The Company has counter-sued Plaintiff personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2024, and December 31, 2023. Plaintiff’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

On August 15, 2024, the Company replaced its Auditor.

On August 14, Director Darryl V. Green loaned the Company $25,000

On August 14, President & COO John W. Meyer loaned the Company $6,000

On August 16, President & COO John W. Meyer loaned the Company $25,000.

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

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the six-month period ended June 30, 2024, net cash provided from financing activities of $51,724 mainly consisted of proceeds from factoring agreements of $154,956 partially offset by payments on notes payable of $103,232. For the six-month period ended June 30, 2024, $798,600 cash provided from financing activities mainly consisted of proceeds from notes payable of $1,000,000 partially offset by payments on factoring agreements of $194,954.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2019, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Plaintiff’s claim is in the amount of $267,000. The Company has counter-sued the plaintiff personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2024, and December 31, 2023. Plaintiff’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

___________________

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

Stemtech Corporation

Date: August 26, 2024	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 26, 2024	By:	/s/ James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

