Form 10-Q
period 2024-09-30
Stemtech Corp
filed 2024-11-19
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,754,232 shares of common stock, $0.001 par value, issued and outstanding as of November 11th, 2024.

STEMTECH CORPORATION

FORM 10-Q

September 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$260,344	$114,166
Accounts receivable, net	256,498	61,494
Inventory, net	187,661	48,325
Prepaid expenses and other current assets	74,083	176,725
TOTAL CURRENT ASSETS	778,586	400,710

Property and equipment, net	–	10,056
Intangible assets, net	2,376,158	2,710,568
Other long term assets	–	–
Long term deposits	16,932	23,708
Operating lease right-of-use assets - net	–	70,820
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,639,085	$3,683,271

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,947,398	$2,708,906
Notes payable	2,105,240	1,889,321
Convertible debentures, net of discount	1,959,364	1,596,960
Operating lease liabilities - current	–	66,866
Deferred revenues	192,685	56,039
Factoring liability	384,916	143,944
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	9,589,603	6,462,036

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	9,589,603	6,462,036

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 200,000,000 shares authorized; 116,769,707 and 104,988,853 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	122,597	104,989
Additional paid in capital	26,012,705	24,726,722
Accumulated other comprehensive loss	(908,720)	190,503
Accumulated deficit	(30,434,472)	(27,061,486)
Stemtech Corporation shareholders’ deficit	(5,207,890)	(2,039,272)
Non-controlling interest in subsidiaries	(742,628)	(739,493)
Net loss	–	–
TOTAL STOCKHOLDERS EQUITY	(5,950,518)	(2,778,765)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,639,085	$3,683,271

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ending		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET SALES	$1,031,630	$1,298,322	$3,740,000	$3,559,789

COST OF GOODS SOLD:
Cost of goods sold	358,209	265,162	971,474	719,879
Freight-in	21,996	25,734	86,277	62,016
TOTAL COST OF GOODS SOLD	380,205	290,896	1,057,751	781,895

GROSS PROFIT	651,425	1,007,426	2,682,249	2,777,894

OPERATING EXPENSES:
Commissions	113,192	386,070	692,358	807,678
Selling and marketing	75,070	119,123	265,530	387,102
General and administrative	1,179,633	1,081,401	4,143,951	4,366,912
Research and development	–	(177)	–	13,800
TOTAL OPERATING EXPENSES	1,367,895	1,586,417	5,101,839	5,575,492

OPERATING LOSS	(716,470)	(578,991)	(2,419,590)	(2,797,598)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	–	–	1,681,798
Interest expense	(493,544)	(426,048)	(1,041,867)	(4,323,528)
Other income and expenses, net	38,609	(1,525)	85,336	(2,626)
Gain on settlement of derivative liabilities	–	–	–	1,059,839
Gain (loss) on extinguishment of debt	–	–	–	814,132
Loss on disposal of assets	–	–	–	–
TOTAL OTHER INCOME (EXPENSE)	(454,935)	(427,573)	(956,531)	(770,385)

INCOME (LOSS) BEFORE INCOME TAXES	(1,171,405)	(1,006,564)	(3,376,121)	(3,567,983)

PROVISION FOR INCOME TAXES	–	(33,529)	–	–

NET LOSS	$(1,171,405)	$(1,040,093)	$(3,376,121)	$(3,567,983)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(925)	1,707	(3,135)	(2,534)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,170,480)	$(1,041,800)	$(3,372,986)	$(3,565,449)

Net loss per common share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Shares used to compute loss per share
Basic	$120,569,794	$100,572,563	$114,612,574	$76,221,547
Diluted	$120,569,794	$100,572,563	$114,612,574	$76,221,547

Comprehensive loss
Net loss	$(1,170,480)	$(1,041,800)	$(3,372,986)	$(3,565,449)
Change in foreign currency translation adjustments	(1,086,093)	(223,557)	(1,099,223)	(213,465)
Comprehensive loss available to common stockholders	$(2,256,573)	$(1,265,357)	$(4,472,209)	$(3,778,914)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Sub total	Non- controlling Interest	Total Stockholders’ Equity

Balance at June 30, 2023	96,317,252	$96,319	$23,728,202	$(24,154,890)	$(237,668)	$(568,037)	$(742,000)	$(1,310,037)
Stock based compensation	–	–	110,665	–	–	110,665	–	110,665
Stock issued for services	37,500	38	1,800	–	–	1,838	–	1,838
Conversion of convertible notes and accrued interest to common stock	8,121,979	8,120	755,937	–	–	764,057	–	764,057
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(223,557)	(223,557)	–	(223,557)
Income attributable to non-controlling interests	–	–	–	–	–	–	1,707	1,707
Net loss	–	–	–	(1,041,800)	–	(1,041,800)	–	(1,041,800)
Balance at September 30, 2023	104,476,731	$104,477	$24,596,604	$(25,196,690)	$(461,225)	$(956,834)	$(740,293)	$(1,697,127)

Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	(3,171,918)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	6,113,078	6,113	427,838	–	–	433,951	–	433,951
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Foreign currency translation adjustment	–	–	–	–	(213,465)	(213,465)	–	(213,465)
Loss attributable to non-controlling interests	–	–	–	–	–	–	(2,534)	(2,534)
Net loss	–	–	–	(3,565,449)	–	(3,565,449)	–	(3,565,449)
Balance at September 30, 2023	104,476,731	$104,477	$24,596,604	$(25,196,690)	$(461,225)	$(956,834)	$(740,293)	$(1,697,127)

Balance at June 30, 2024	116,769,707	$116,770	$25,534,443	$(29,263,992)	$(573,968)	$(4,186,747)	$(741,703)	(4,928,450)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Stock issued for services	–	–	–	–	–	–	–	–
Conversion of convertible notes and accrued interest to common stock	5,826,800	5,827	370,002	–	–	375,829	–	375,829
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(337,471)	(337,471)	–	(337,471)
Non-controlling interest	–	–	–	–	–	–	(925)	(925)
Net loss	–	–	–	(1,170,480)	–	(1,170,480)	–	(1,170,480)
Balance at September 30, 2024	122,596,507	$122,597	$26,012,705	$(30,434,472)	$(911,439)	$(5,210,609)	$(742,628)	$(5,953,237)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	11,780,854	11,781	587,593	–	–	599,374	–	599,374
Conversion of convertible notes and accrued interest to common stock	5,826,800	5,827	370,002	–	–	375,829	–	375,829
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(1,099,223)	(1,099,223)	–	(1,099,223)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,372,986)	–	(3,372,986)	–	(3,372,986)
Balance at September 30, 2024	122,596,507	$122,597	$26,012,705	$(30,434,472)	$(908,720)	$(5,207,890)	$(742,628)	$(5,950,518)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,376,121)	$(3,567,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344,466	432,049
Amortization of right of use asset	54,900	55,885
Operating lease liabilities	(56,219)	–
Stock compensation expense	915,981	328,388
Non-cash interest expense from issuance on debt (derivative)	–	1,604,081
Amortization of debt discount	362,404	2,443,506
Change in fair value of derivative liabilities	–	(1,681,798)
Gain (loss) on settlement of derivative liabilities	–	(1,059,839)
Stock issued for services	11,781	433,951
(Gain) loss on extinguishment of debt	–	(814,132)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(179,084)	(67,880)
Inventory	(139,336)	73,974
Prepaid expenses and other current assets	102,642	102,686
Accounts payable and accrued expenses	2,233,672	828,263
Long term deposits	6,776	(528)
Operating lease liabilities	(58,297)	–
Deferred revenues	136,646	43,665
Net cash used in operating activities	418,508	(904,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	274,689	1,711,000
Net proceeds from factoring arrangement	240,972	(403,293)
Repayment of note payable	(140,746)	909
Stock issued for cash	370,002	–
Proceeds from note payable - related parties	81,976
Net cash provided (used) by financing activities	826,893	1,308,616

Effects of currency translation on cash	(1,099,223)	(213,465)

Net increase (decrease) in cash	146,178	191,142

Cash, beginning of period	114,166	132,487

Cash, end of period	$260,344	$323,629

Supplemental disclosure cash flow information:
Cash paid for interest	$6,821	$46,243
Cash paid for income taxes	$–	$–

Supplemental noncash transactions
Stock issued for LFR Acquisition	$–	$271,920
Issuance of common stock for conversion of debt	$–	$2,403,453
Settlement of accrued liabilities for common stock	$–	$807,076
Reclassification of derivative liabilities to APIC	$–	$1,011,451
Recognition of right of use asset - operating lease	$–	$

The accompanying notes are an integral part of these consolidated financial statements.

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

The consolidated financial statements include the accounts of Stemtech (Parent) and its twelve (12) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech IP Holdings, LLC (U.S.A.) - 100%
3.	Stemtech IP Holdings, LLC (U.S.A.) - 100%
4.	Stemtech Canada, Inc. (“Canada”)
5.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
6.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
7.	Tecrecel Mexico SA de CV (“TME”)
8.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)
9.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
10.	Stemtech Taiwan Holding, Inc. (“Taiwan”)
11.	Stemtech Taiwan Branch
12.	Tecrecel S.A. (“Ecuador”)
13.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)

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

Note 2 — Summary of Significant Accounting Policies

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,378,331 and $5,431,979 respectively, for the period ended September 30, 2024 and year ended December 31, 2023. Additionally, the Company had an accumulated deficit of $30,436,682 at September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On September 30, 2024, the uninsured cash balance amounted to approximately $0.00.

Inventory

The Company values inventory, consisting of finished goods and raw materials, at the lower of cost and net realizable value. Cost is determined using an average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its net realizable value. The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classifies inventory markdowns in the statement of operations as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Currently, there are no Markdowns identified. The Company continuously evaluates the levels of inventory held and any inventory held above the expected level of sales in the next twelve months, is classified as non-current inventory.

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

Derivative Liabilities

The Company classifies as equity any contracts that: (i) require physical settlement or net-share settlement; or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control); or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses the classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

On May 1, 2023, the Company no longer had derivative liabilities associated with the warrants and their cumulative value of $1,011,451 was reclassified into additional paid-in capital on the consolidated statement of stockholders’ deficit.

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of September 30, 2024, and December 31, 2023 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

Note 3 – Inventory

Inventory consists of the following components:

	September 30,	December 31,
	2024	2023
Finished goods	$187,66	$48,325
Raw materials	–	–
Total Inventory	$187,661	$48,325

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,823,167)	(2,488,757)
Total	$2,379,158	$2,710,568

The estimated future amortization as of September 30, 2024 is as follows:

Year ending December 31,
2024	$376,284
2025	167,492
2026	167,492
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,559,951

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

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $9,027 monthly rent until the end of the lease, September 30, 2024 and has no further leases that span more than 12 months. The Company has sublet the space to a tenant who pays the Company $9,027 to occupy the space.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	September 30, 2024	December 31, 2023
Notes payable (3)	$2,105,240	$1,889,321
Total Notes payable	2,105,240	1,889,321
Convertible notes payable, net of discount (4)	1,959,364	1,596,960
Total notes payable, net of discount of as of September 30, 2024 and December 31, 2023, respectively	$4,064,604	$3,486,281

(1)	During June 2018, the Company entered into two (2) Secured Royalty Participation Agreements with Profile Solutions, Inc. (“PSI”) in exchange for working capital loans totaling $150,000. The loan amounts were due in June of 2019, plus an IRR of 18%. In consideration of these loan obligations, The Company agreed to pay a monthly royalty for one year being the greater of: x) 10% of the loan amount or y) 1.5% of the monthly gross revenues. PSI claims that these loans are in default, but the Company contends the loans reflected the terms of these agreements were usurious and contends that the loans are not legally enforceable obligations. This case was dismissed by the Court March 16, 2023 leaving a gain on extinguishment of $150,000.

(2)	In 2019, the Company engaged in agreements involving promissory notes with three lenders, collectively amounting to a principal balance of $375,000. These notes, bearing effective interest rates of 10%, mature within a one-year timeframe. Additionally, the Company allotted 45,000 shares of common stock, cumulatively valued, as a commitment incentive, resulting in an associated debt discount of $22,500. In the subsequent year, 2020, the Company further entered into promissory note arrangements with four lenders, culminating in an aggregate principal balance of $225,000. The effective interest rates for these notes range between 8% and 10% annually. As of December 31, 2024 and 2023, the outstanding balance for the notes from both the 2021 and 2022 issuances amounted to $0 and $275,000, respectively accompanied by accrued interest totaling $0 and $50,819, respectively.

On October 20, 2021, the Company issued a pair of promissory notes to investors, totaling $10,000. These notes were duly settled in their entirety on January 18, 2023 and April 3, 2023, respectively. Subsequently, on June 12, 2023, a conversion of principal took place, with $275,000 being converted at a rate of $0.05 per share, resulting in the issuance of 6,777,121 common shares.

On May 1, 2023, the Company amended its convertible promissory note with Sharing Services Global Corporation (“SHRG”), wherein SHRG capitalized $222,556 of accrued interest and waived its conversion rights as per the original agreement, see below. The promissory note is no longer convertible and is included in the chart above with plain notes payable. As of September 30, 2024 and December 31, 2023, the outstanding balance for the notes amounted to $1,278,325 and $1,400,000, respectively accompanied by accrued interest totaling $0 and $165,000, respectively.

On July 21, 2023, the Company issued a promissory note with an investor for $150,000, net of original issue discount of $22,600. The note matures in eleven months and accrues interest at 13% per annum. The first nine payments will be in installments of $20,241 and the final 2 payments will be $7,000 each. On December 14, 2023, the Company entered into another note with the same terms with this investor for $75,000, net of original issue discount of $14,600. On April 1, 2024 Company entered into another note with the same terms with this investor for $80,000 net of original discount of 9,192.00. In May 14, 2024 the company entered into another note with the same terms with the same investor for $107,000. Since July 2023, the Company made $226,576 of payments leaving an aggregate principal balance of $229,279 and $160,996 as of September 30, 2024 and December 31, 2023, respectively. There was $0 and $9,660 of accrued interest as of June 30, 2024 and December 31, 2023, respectively.

On October 24, 2023 and November 20, 2023, the Company entered into two notes with an investor for an aggregate principal balance of $450,000. The notes mature in March 2025 and accrue interest at 12% per annum. There was $3,500 of accrued interest for these notes recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the outstanding balance for the notes amounted to $450,000, respectively.

As of September 30, 2024 and December 31, 2023, the outstanding balance for these notes stood at $2,105,240 and $1,889,321, respectively.

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

As of September 30, 2024, the outstanding gross principal balance for the two remaining convertible notes was $1,959,364, and the remaining unamortized debt discount for each note was $0 and $0, respectively.

The aggregate balance of convertible notes payable, net of discount, as of September 30, 2024 and December 31, 2023 was $1,959,364 and $1,596,960, respectively.

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

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of January 1, 2022	$1,252,397	$2,972,188	$4,224,585
Change due to issuances	3,401,528	1,964,761	5,366,289
Change due to redemptions	(2,850,311)	(7,246,201)	(10,096,512)
Change in fair value	840,180	2,383,091	3,223,271
Balance as of December 31, 2022	2,643,794	73,839	2,717,633
Change due to issuances	1,279,735	1,233,201	2,512,936
Change due to redemptions	(2,533,464)	(1,015,307)	(3,548,771)
Change in fair value	(1,390,065)	(291,733)	(1,681,798)
Balance as of December 31, 2023	$–	$–	$–
Balance as of September 30, 2024	$–	$–	$–

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

During the Period ended September 30, 2024, the Company entered into the following related party transactions:

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

The Company has registered our “Orastem®” trademark registration in Mexico as noted in our press release of August 23, 2022. In addition, Stemtech filed our new ‘stemceuticals™’ trademark registration. Stemtech has worked to reduce overhead costs by outsourcing U.S. order fulfillment services to a third-party partner who is also be responsible for inventory planning and production scheduling, since August 7, 2023. Further, on August 1, 2023, the customer service function for the U.S. was transitioned to our Mexico offices in Guadalajara at a cost savings and improved synergistic benefits. With the new inventory process, the cost of insurance coverage was reduced to lower rates.

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

Three-Month Period Ended September 30, 2024 Compared to the Three-Month Period Ended September 30, 2023.

During the three months ended September 30, 2024 and 2023, net sales were $1,031,630 and $1,298,322, respectively. This variance is due to a decrease in available inventory for sale and management anticipates net sales will decrease as it has recently implemented a price increase, however current economic risks of recession can influence this.

During the three months ended September 30, 2024 and 2023, cost of goods sold was $380,205 versus $290,896, for a positive variance of $89,309 or 31%. This variance is inversely compared to the decrease in sales during the three months ended September 30, 2024 as a result of an increase in manufacturing costs and raw materials.

During the three months ended September 30, 2024 and 2023, our commissions expenses were $113,192 and $386,070, respectively, resulting in an decrease of $272,878, or 71%.

During the three months ended September 30, 2024 and 2023, our general and administrative expenses were $ 1,179,633 and $1,081,224, respectively, resulting in a increase of $ 98,232 or 9%. The increase is primarily due to an increase in professional fees.

During the three months ended September 30, 2024 and 2023, our and marketing expenses were $ 75,070 and $119,123, respectively, resulting in a decrease of $44,053, or 37%.

During the three months ended September 30, 2024, total non-operating expenses were $454,935 compared to total non-operating income of $427,573 during the three months ended September 30, 2023, resulting in an increase in expense of $27,362. The difference is primarily due to an increase of $67,496 in interest expense offset by an increase of $40,134 in interest income in 2024.

The net loss attributable to Stemtech for the three months ended September 30, 2024 was $1,171,405 compared to net income attributable to Stemtech for the three month period ended September 30, 2023 was $1,041,800. The loss was caused by the factors described above.

Nine-Month Period Ended September 30, 2024 Compared to the Nine-Month Period Ended September 30, 2023.

During the nine months ended September 30, 2024 and 2023, net sales were $3,740,000 and $3,559,789, respectively, resulting in an increase of $180,211, or 5%. This variance is due to general price increases in 2024, however current economic risks of recession can influence this. During the nine months ended September 30, 2024, cost of goods sold was $1,057,751 versus $781,895, for a negative variance of $275,856 or 35%.

During the nine months ended September 30, 2024 and 2023, our commissions expenses were $692,358 and $807,678, respectively, resulting in a decrease of $115,320, or 14%, mainly due to bulk sales that are not subject to commissions.

During the nine months ended September 30, 2024 and 2023, our selling and marketing expenses were $265,530 and $387,102, respectively, resulting in a decrease of $121,572, or 37%.

During the nine months ended September 30, 2024 and 2023, our general and administrative expenses were $4,143,951 and $4,366,912, respectively, resulting in a decrease of $222,961, or 9%. The decrease is primarily due to stock issued for services in 2023 and the cutting of operational expenses, such as personnel.

During the nine months ended September 30, 2024 and 2023, our total operating expenses were $5,101,839 and $5,575,492, respectively, resulting in a decrease of $218,522, or 14%. The decrease in operating expenses was caused by the factors described above.

During the nine months ended September 30, 2024, total non-operating expenses were $xxx compared to $770,385 resulting in a decrease in expenses of $xxx. The difference is primarily due to a $xxx loss from change in fair value of derivative liabilities in 2023 to a $xxx gain in 2024, offset by an increase in interest expense of $xxx.

The net loss attributable to Stemtech for the nine months ended September 30, 2024 and 2023, was $3,376,121 and $3,565,449, respectively. The decrease in net loss was caused by the factors described above.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $3,372,986 and $3,565,449 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we met our short-term liquidity requirements from issuance of debt.

As of September 30, 2024, our current assets were $762,666 compared to $400,710 in current a689ets at December 31, 2023. As of September 30, 2024, our current liabilities were $9,589,603 compared to $6,462,036 at December 31, 2023. Current liabilities at September 30, 2024 were comprised of $4,936,751 of accounts payable and accrued expenses, $2,105,240 in notes payables, $1,959,364 in convertible notes net of discounts, $384,916 in factoring liabilities and $10,647 in current operating lease liabilities, $192,685 of deferred revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2024, net cash flows used in operating activities were $414,508 versus $904,009 a year earlier, which is primarily due to the change in working capital accounts. Amortization of debt discount of $362,404, as well as $56,219 in lease liabilities, $334,466 depreciation and amortization expense, $54,900 amortization of right to use asset, and $915,981 of stock compensation expense and $11,781 in stock issued for services.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the six-month period ended September 30, 2024, net cash provided from financing activities of $826,893 mainly consisted of proceeds from factoring agreements of $240,972 partially offset by payments on notes payable of $140,746. For the nine-month period ended September 30, 2023, $1,308,616 cash provided from financing activities mainly consisted of proceeds from notes payable of $1,711,000 partially offset by payments on factoring agreements of $403,293.

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

On May 11, 2023, the Company filed a registration statement on Form S-1 File No. 333-271846) with the U.S. Securities and Exchange Commission (the “Commission”) together with all exhibits thereto (the “Registration Statement”). No securities were sold in connection with this offering.

On September 2024, pursuant to Rule 477 under the Securities Act of 1933 (the “Act”), the Company respectfully requested a withdrawal of its Registration Statement with Commission.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

___________________

*	Filed herewith.

**	Furnished herewith.

***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: November 19, 2024	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ James S. Cardwell
James S. Cardwell
	Title:	Chief Financial Officer (Principal Financial Officer)

