Form 10-K
period 2024-12-31
Stemtech Corp
filed 2025-06-30
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2024 was approximately $5,645,051. For purposes of this computation only, all officers, directors and 5% or greater stockholders of the registrant are deemed to be “affiliates.”

As of June 30, 2025, the registrant had 142,443,444 shares of common stock with par value $0.001 issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	The implementation of our strategic plans for our business;
•	Our financial performance;
•	Developments relating to our competitors and our industry, including the impact of government regulation;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing; and
•	Other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All dollar amounts refer to US dollars unless otherwise indicated.

ii

PART I

Item 1: Description of Business

Stemtech Corporation and its Subsidiaries (collectively, the “Company”, or “Stemtech”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. Our corporate name was changed to Stemtech Corporation in the state of Nevada.in August 2021. We were listed on the OTCQB market under symbol “STEK” in April 2021. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, StemFlo® MigraStem® and OraStem® (Oral Health Care). Stemtech also introduced a new skincare product in December 2022: Cellect One® Rapid Renew Stem Cell Peptide Night Cream. In January 2025, The Company introduced Cellect One® Shield HOCL – (Hypochlorous Acid) skin care product.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its thirteen (13) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech IP Holdings, LLC (U.S.A.)
3.	Stemtech Canada, Inc. (“Canada”)
4.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
5.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
6.	Tecrecel Mexico SA de CV (“TME”)
7.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)
8.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
9.	Stemtech Taiwan Holding, Inc. (“Taiwan”)
10.	Stemtech Taiwan Branch
11.	Tecrecel S.A. (“Ecuador”)
12.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
13.	Life Factor Research (“LFR”)

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

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

On August 6, 2019, the former CEO (prior to the Company’s bankruptcy proceedings) filed a lawsuit against the Company’s subsidiary, Stemtech HealthSciences Corp., alleging unpaid salary and vacation pay related to a period prior to the current management team assuming control in 2018. The total claim is for approximately $267,000. The Company has filed a counterclaim against the former CEO and considers his claims to be without merit.

As of December 31, 2024 and 2023, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information

Stemtech’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “STEK” since April 13, 2022. The table below gives the high-and-low-bid information for each fiscal quarter of trading for the last two fiscal years. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

QUARTER ENDED	HIGH	LOW
December 31, 2023	$0.03	$0.02
March 31, 2024	$0.10	$0.03
June 30, 2024	$0.06	$0.04
September 30, 2024	$0.06	$0.03
December 31, 2024	$0.06	$0.04

Holders of Stemtech’s Common Stock

The Company had 112 registered holders of its common stock as of June 24, 2025.

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

These rules require that any broker-dealer who recommends Stemtech’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker- dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Stemtech’s securities, which could severely limit their market price and liquidity of Stemtech’s securities. The application of the “penny stock” rules may affect your ability to resell Stemtech’s securities.

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

Company Overview

Stemtech Corporation and its Subsidiaries (collectively, the “Company”, or “Stemtech”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. Our corporate name was changed to Stemtech Corporation in the state of Nevada.in August 2021. On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”) in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the Company. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change. Stemtech has pioneered and patented a whole new category of stem cell dietary supplements.

Stemtech’s patented, advanced Stem Cell Nutrition formulations are one-of-a-kind natural products designed to help support the three most important aspects of stem cell physiology found in our RCM System: 1) Releasing the body’s own stem cells slowing down the bodies aging process; 2) their Circulation in the blood; and 3) Migration into tissues, where they can perform their daily anti-aging and longevity function of renewal and rejuvenation for optimal health. We harness the incredible power of adult stem cells. How does this work? Adult stem cells are released from your body’s own bone marrow into the bloodstream, they then circulate in the bloodstream and flow into the tissues and organs most in need. As they arrive, the adult stem cells migrate into the tissues, reproduce and become new, healthy cells of those tissues. This process takes place every single day, even without tissue damage, as part of the natural renewal system of the body. It is important to understand that Stemtech’s patented products do not contain stem cells. They are composed of all-natural plant-based botanicals and other ingredients that have been clinically documented to support the release and performance of your own adult stem cells essentially allowing the human body to heal itself naturally. Stemtech also offers our all-natural OraStem® toothpaste, which is a tooth whitener, breath freshener, anti-microbial, stem cell attracting and promotes good gum health. OraStem prevents bacteria from further entering the body and spreading germs to vital organs.

In December 2022, our new Cellect One® Rapid Renew Stem Cell Peptide Night Cream. The Night Cream is a Stemtech proprietary formula containing an FDA patented ingredient, Red Oak Bark, which enables deep penetration to promote good skin health. In 2025, we introduced Cellect One® Shield: HOCL (Hypochlorous Acid) skin care mist, which supports healthier skin, kills germs as a disinfectant, supports wound care and odor elimination. Stemtech announced it will introduce StemPets™, a pet supplement like our RCM for humans to our furry family members in April 2025. The global pet industry is a $303 Billion market.

While sales of products obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partner” Sales Force, and we invest much energy in growing our IBPs. Post funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. IBPs are incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Management conservatively believes we can reinvigorate sales to be more consistent with the company’s previous revenue historically, as Stemtech has been recognized 4 times in the Inc 5000 Magazine’s list of fastest growing companies. Below this IBP level, we plan to have our “DTC” (Direct To Consumer) network marketing Distribution model. This integrative model allows us an immediate global presence and ability to operate in multiple countries on every continent. With a 10% money back guarantee, This method requires no up-front or required buy-in of inventory by customers, with monthly shipments available for known recurring sales. This platform has us now operating at the intersection of the ecommerce economy, social economy and gig economy.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

During the years ended December 31, 2024 and 2023, net sales were $5,053,690 and $4,921,531, respectively. The increase of $132,159 is primarily due to slight increases in the overall sales of the subsidiaries due to the increase in IBPs in 2024.

During the years ended December 31, 2024 and 2023, our total operating expenses were $6,113,773 and $8,144,439, respectively, reflecting a favorable decrease of $2,030,664. This improvement was primarily driven by effective cost management initiatives, including a reduction in general and administrative expenses, which decreased to $5,233,823 in 2024 from $6,439,537 in 2023.

During the years ended December 31, 2024 and 2023, total non-operating expenses were $1,386,274 and $1,207,433, respectively, reflecting a modest increase of $178,841. This increase was primarily due to the absence in 2024 of gains from the change in fair value of derivative liabilities and settlements of derivative liabilities, which contributed $1,488,686 and $1,366,298, respectively, in 2023. Offsetting this impact, interest expense decreased significantly to $1,579,370 in 2024 from $4,893,033 in 2023, reflecting improved debt management and reduced financing costs. We also recognized a gain on extinguishment of debt of $107,733 in 2024, compared to $814,132 in the prior year. Other income and expenses, net, increased modestly to $85,363 in 2024 from $16,484 in 2023.

Our net loss for the years ended December 31, 2024 and 2023 was $3,772,701 and $5,431,979, respectively. The year-over-year improvement in net loss was primarily driven by reductions in operating expenses and interest expense, partially offset by the absence of derivative-related gains recognized in the prior year as mentioned above.

Liquidity and Capital Resources

In spite of increasing revenues, we are not yet profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $3,772,701 and $5,431,979 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we met our short-term liquidity needs through existing cash reserves and financing activities. These included proceeds from notes payable of $274,689, net proceeds from a factoring arrangement of $529,667, and stock issued for cash of $474,812. These inflows were partially offset by repayments of notes payable totaling $282,034. As a result, net cash provided by financing activities was $1,079,110 for the year.

As of December 31, 2024, our current assets totaled $921,746, compared to $400,710 as of December 31, 2023, reflecting an improvement in liquidity. Our current liabilities increased to $9,009,049 as of December 31, 2024, from $6,462,036 at December 31, 2023. The increase was primarily driven by financing obligations and trade-related payables. Current liabilities as of December 31, 2024, consisted of $4,518,391 in accounts payable and accrued expenses, $1,769,583 in convertible notes payable, $2,046,001 in non-convertible notes payable, $673,611 in factoring liabilities, and $1,463 in deferred revenues.

Stockholders’ deficit increased to $5,226,804 as of December 31, 2024, from $2,778,765 as of December 31, 2023. The increase was primarily due to the net loss incurred during the year, partially offset by the conversion of convertible notes and the reclassification of derivative liabilities to equity.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2024, net cash used in operating activities was $601,198, primarily due to a net loss of $3,772,701 partially offset by non-cash adjustments of $1,789,721 and changes in working capital.

The non-cash adjustments included depreciation and amortization of $344,466, amortization of right-of-use assets of $70,820, stock compensation expense of $440,256, amortization of debt discount of $362,404, stock issued for services of $746,374, and a loss on extinguishment of debt of $107,733, partially offset by a $66,866 adjustment for operating lease liabilities.

Changes in operating assets and liabilities included an increase in accounts payable and accrued expenses of $1,809,485, a decrease in accounts receivable of $208,255, a decrease in inventory of $149,030, an increase in prepaid expenses and other current assets of $22,619, an increase in long-term deposits of $6,776, and a decrease in deferred revenues of $54,576.

Cash Flows from Financing Activities

We have financed our operations primarily through the issuance of common stock and proceeds from debt arrangements. For the year ended December 31, 2024, net cash provided by financing activities was $1,079,110. This included $274,689 in proceeds from notes payable, $81,976 from related party notes, $529,667 from a factoring arrangement, and $474,812 from the issuance of common stock. These inflows were partially offset by repayments of notes payable totaling $282,034.

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

Commitments and Contingencies

None.

Financing

On March 27, 2023, the Company entered into a Senior Secured Convertible Promissory Note with Leviston Resources, LLC for a maximum principal amount of up to $7,000,000, subject to disbursement at the lender’s discretion. To date, Leviston Resources LLC has disbursed four tranches totaling $1,561,660, consisting of $1,000,000, $250,000, $250,000, and $61,660, respectively. The latest disbursement adheres to the terms of the note and prior funding obligations. The note bears interest at 7% per annum and is convertible into common stock at a conversion price initially set at 125% of the closing bid price on the disbursement date, subject to adjustment thereafter.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Stemtech Corporation

Consolidated Financial Statements

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stemtech Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stemtech Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

June 30, 2025

PCAOB ID Number 6797

Stemtech Corporation

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$255,298	$114,166
Accounts receivable, net	269,749	61,494
Inventory, net	197,355	48,325
Prepaid expenses and other current assets	199,344	176,725
TOTAL CURRENT ASSETS	921,746	400,710

Property and equipment, net	–	10,056
Intangible assets, net	2,376,158	2,710,568
Other long term assets	–	–
Long term deposits	16,932	23,708
Operating lease right-of-use assets - net	–	70,820
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,782,245	$3,683,271

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,518,391	$2,708,906
Notes payable	2,046,001	1,889,321
Convertible debentures, net of discount	1,769,583	1,596,960
Operating lease liabilities - current	–	66,866
Deferred revenues	1,463	56,039
Factoring liability	673,610	143,944
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	9,009,049	6,462,036

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	9,009,049	6,462,036

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value; 200,000,000 shares authorized; 135,756,053 and 104,988,853 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	135,756	104,989
Additional paid in capital	26,357,396	24,726,722
Accumulated other comprehensive loss	(146,277)	190,503
Accumulated deficit	(30,831,052)	(27,061,486)
Stemtech Corporation shareholders’ deficit	(4,484,176)	(2,039,272)
Non-controlling interest in subsidiaries	(742,628)	(739,493)
Net loss	–	–
TOTAL STOCKHOLDERS’ EQUITY	(5,226,804)	(2,778,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,782,245	$3,683,271

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For The Twelve Months Ending
	December 31,
	2024	2023

NET SALES	$5,053,690	$4,921,531

COST OF GOODS SOLD:
Cost of goods sold	1,216,413	731,339
Freight-in	109,931	270,301
TOTAL COST OF GOODS SOLD	1,326,344	1,001,640

GROSS PROFIT	3,727,346	3,919,891

OPERATING EXPENSES:
Commissions	780,772	1,187,027
Selling and marketing	99,178	504,075
General and administrative	5,233,823	6,439,537
Research and development	–	13,800
TOTAL OPERATING EXPENSES	6,113,773	8,144,439

OPERATING LOSS	(2,386,427)	(4,224,548)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	1,488,686
Interest expense	(1,579,370)	(4,893,033)
Other income and expenses, net	85,363	16,484
Gain on settlement of derivative liabilities	–	1,366,298
Gain (loss) on extinguishment of debt	107,733	814,132
Loss on disposal of assets	–	–
TOTAL OTHER INCOME (EXPENSE)	(1,386,274)	(1,207,433)

INCOME (LOSS) BEFORE INCOME TAXES	(3,772,701)	(5,431,979)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	(3,772,701)	(5,431,979)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,135)	(1,734)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,769,566)	$(5,430,245)

Net loss per common share
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

Shares used to compute loss per share
Basic	118,697,641	83,469,544
Diluted	118,697,641	83,469,544

Comprehensive loss
Net loss	$(3,769,566)	$(5,430,245)
Change in foreign currency translation adjustments	(336,780)	438,263
Comprehensive loss available to common stockholders	$(4,106,346)	$(4,991,982)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

					Accumulated
					Other		Non-	Total
	Common Stock		Additional	Accumulated	Comprehensive		controlling	Stockholders'
	No. of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Subtotal	Interest	Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380			19,890		19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,256	–	–	440,256	–	440,256
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,993	462,819	–	–	474,812	–	474,812
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,772,701)	$(5,431,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344,466	587,797
Amortization of right of use asset	70,820	71,981
Operating lease liabilities	(66,866)	–
Stock compensation expense	440,256	439,054
Non-cash interest expense from issuance on debt (derivative)	–	1,623,579
Amortization of debt discount	362,404	2,797,403
Change in fair value of derivative liabilities	–	(1,488,686)
Gain (loss) on settlement of derivative liabilities	–	(1,366,298)
Cancellation of shares returned by shareholders	–	19,890
Stock issued for services	746,374	434,025
(Gain) loss on extinguishment of debt	(107,733)	(814,132)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(208,255)	(26,727)
Inventory	(149,030)	109,728
Prepaid expenses and other current assets	(22,619)	110,338
Accounts payable and accrued expenses	1,809,486	957,056
Long term deposits	6,776	(643)
Operating lease liabilities	–	(75,267)
Deferred revenues	(54,576)	16,869
Net cash used in operating activities	(601,198)	(2,036,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	274,689	2,236,000
Net proceeds from factoring arrangement	529,667	(189,700)
Repayment of note payable	(282,034)	(466,872)
Stock issued for cash	474,812	–
Proceeds from note payable - related parties	81,976	–
Net cash provided (used) by financing activities	1,079,110	1,579,428

Effects of currency translation on cash	(336,780)	438,263

Net increase (decrease) in cash	141,132	(18,321)

Cash, beginning of period	114,166	132,487

Cash, end of period	$255,298	$114,166

Supplemental disclosure cash flow information:
Cash paid for interest	$6,821	$6,821
Cash paid for income taxes	$–	$–

Supplemental noncash transactions
Stock issued for LFR Acquisition	$–	$271,920
Issuance of common stock for conversion of debt	$–	$2,403,453
Settlement of accrued liabilities for common stock	$–	$807,076
Reclassification of derivative liabilities to APIC	$–	$1,011,451
Recognition of right of use asset - operating lease	$–	$–

See accompanying Notes to Consolidated Financial Statements

STEMTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 1 – Organization and Basis of Presentation

Stemtech Corporation and its Subsidiaries (collectively, the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 under the previous name Globe Net Wireless Corp. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change, as evidenced by the 8-K filed that date. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes its products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Company’s subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, Stemflo® MigraStem™ and OraStem® (Oral Health Care), and Cellect One™ Rapid Renew Stem Cell Peptide Night Cream.The Company introduced Cellect One® Shield HOCL – (Hypochlorous Acid) skin care product.

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

The consolidated financial statements include the accounts of Stemtech (Parent) and its thirteen (13) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech IP Holdings, LLC (U.S.A.)
3.	Stemtech Canada, Inc. (“Canada”)
4.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”)
5.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”)
6.	Tecrecel Mexico SA de CV (“TME”)
7.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”)
8.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”)
9.	Stemtech Taiwan Holding, Inc. (“Taiwan”)
10.	Stemtech Taiwan Branch
11.	Tecrecel S.A. (“Ecuador”)
12.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
13.	Life Factor Research (“LFR”)

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $30.8 million and a working capital deficiency of approximately $8.1 million at December 31, 2024. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company cash equivalents $255,298 and $114,166 as of December 31, 2024 and 2023. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at December 31, 2024 and 2023.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of December 31, 2024 and 2023 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

The Company assesses, on an annual basis, the recoverability of the carrying amount of intangible assets and long-lived assets used in continuing operations. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. The Company evaluated its long-lived assets for any indications of impairment. The Company concluded that there was no impairment, however there can be no assurance that market conditions will not change or demand for the Company’s products will continue which could result in impairment of long- lived assets in the future.

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As of both December 31, 2024 and 2023, the Company had a reserve for sales returns of approximately $0 and $7,000, which is included in accrued liabilities in the accompanying consolidated balance sheets.

We offer various incentives to our IBPs, such as volume bonuses, commissions, and promotional discounts. These are considered part of variable consideration and are estimated at the time of sale. The estimate is based on historical trends and our current compensation plans and is recognized as a reduction to revenue.

Breakage refers to unused credits, promotional balances, or rewards that are not expected to be redeemed. We estimate the amount of breakage using historical data and recognize the related income over time, as it becomes clear that these amounts won’t be used.

We regularly monitor and update these estimates to ensure our revenue recognition remains accurate and consistent with accounting standards.

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

Income Tax

The Company accounts for income taxes in accordance with ASC 74, Income Taxes. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances with respect to deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2024 and 2023 consolidated financial statements and did not recognize any liability with respect to unrecognized tax positions in its consolidated balance sheet.

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

For the years ended December 31, 2024 and 2023, the dilutive effect of 15,198,206 and 3,010,875, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	December 31,	December 31,
	2024	2023
Finished goods	$197,355	$48,325
Raw materials	–	–
Total Inventory	$197,355	$48,325

Note 4 – Business Combinations, Intangible Assets and Goodwill

Original Acquisition

On May 7, 2018, the Company purchased the assets of Stemtech International, Inc. (the “Former Parent Company”), out of a Chapter 7 Bankruptcy for $400,000 and purchase of a $4,000,000 note acquiring 100% of the issued and outstanding capital stock of Canada, Mexico, Stemtech Mexico, Stemtech New Zealand, Taiwan, Korea and Ecuador; and Stemtech Malaysia Holdings that owns two-thirds of its subsidiary Malaysia. In addition to the net tangible assets, the Company acquired various intangible assets including patent products, licenses and trademarks and customers and distribution lists. The estimated useful lives of the identifiable intangible assets range from six to fourteen years.

The excess purchase price has been recorded as goodwill in the amount of $467,409 at December 31, 2024 and 2023. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	$(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	$271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,823,168)	(2,488,757)
Total	$2,376,158	$2,710,568

Estimated future amortization as of December 31, 2024 is as follows:

Year ending December 31,
2025	$167,493
2026	167,493
2027	167,493
2028	167,493
Thereafter	1,664,309
Total	$2,334,281

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

Note 5 – Operating Lease Commitments

On August 16, 2021, the Company extended its office space lease with Sunbeam Properties Inc. to rent approximately 5,000 square feet of space in Miramar, Florida. The Company pays $9,027 per month in rent until the end of the extended lease September 30, 2024. The Company has sublet the space to a tenant who pays the Company $9,097 to occupy the space. The Company incurred lease expense for its operating leases of $0 and $70,820 for the years ended December 31, 2024 and 2023, respectively and Company’s remaining lease term relating to its operating lease terminates on September 30, 2024.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	December 31,	December 31,
	2024	2023
Notes payable (1)	$2,046,001	$1,889,321
Total Notes payable	2,046,001	1,889,321
Convertible notes payable, net of discount (2)	1,769,583	1,596,960
Total notes payable, net of discount of $2,046,001 and $1,889,321 as of December 31, 2024 and 2023, respectively	$3,815,584	$3,486,281

On May 1, 2023, the Company amended its convertible promissory note with Sharing Services Global Corporation (“SHRG”), which is eventually assigned to American Pacific Bank - DSS wherein SHRG capitalized $222,556 of accrued interest and waived its conversion rights as per the original agreement, see below. The promissory note is no longer convertible and is included in the chart above with plain notes payable. As of December 31, 2024 and 2023, the outstanding balance for the notes amounted to $1,349,915 and $1,278,325 respectively.

On October 24, 2023 and November 20, 2023, the Company entered into two notes with an investor for an aggregate principal balance of $450,000. The notes mature in March 2025 and accrue interest at 12% per annum. There was $59,323 of accrued interest for these notes recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2024. As of December 31, 2024 and 2023, the outstanding balance for the notes amounted to $450,000 and $450,000 respectively.

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

As of December 31, 2024, the outstanding gross principal balance for the three convertible notes, net of discounts was $1,349,914, $0 and $0, and the remaining unamortized debt discount for each note was $0, $0, and $0, respectively

As of December 31, 2023, the outstanding gross principal balance for the three convertible notes, net of discounts was $1,369,182, $227,778 and $0, and the remaining unamortized debt discount for each note was $0, $0, and $0, respectively.

As of December 31, 2022, the outstanding gross principal balance for the three convertible notes was $1,400,000, $267,082, and $639,068, and the remaining unamortized debt discount for each note was $1,259,825, $183,391, and $380,049, respectively.

The aggregate balance of convertible notes payable, net of discount, as of December 31, 2024 and 2023 was $1,769,583 and $1,596,960, respectively.

As of December 31, 2024, the company owed outstanding principal balance of convertible promissory notes $106,009 and $25,000 to its Chief Operating officer and President Mr. John W Meyer and Director Mr. Darryl V Green.

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

As of December 31, 2024 and December 31, 2023, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the year ended December 31, 2024, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $1,630,487, receiving $947,101 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of December 31, 2024, there was an outstanding balance of $673,611 compared to $143,944 as of December 31, 2023.

Note 9 – Stockholders’ Deficit

On May 5, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 400,000,000.

Stock issuance for services and stock based compensation

During the year ended December 31, 2024, the Company issued 18,775,140 shares of common stock, to officers, employees and vendors for services valued at $746,374.

During the years ended December 31, 2024 and 2023, the Company also recognized $440,256 and $439,054, respectively, of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

For details of common stock issued in 2023 for services and acquisitions, see the Company’s Form 10-K for the year ended December 31, 2023.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

Year Ended December 31, 2024

During the year ended December 31, 2024, the Company entered into the following transactions with related parties:

•	During the year 2024, John W. Meyer, President and COO of the Company, provided a loan of $105,000 to the Company.
•	On March 19, 2024, the Company issued 900,000 shares of common stock to the Chief Financial Officer as stock-based compensation in lieu of cash payments, at a fair value of $0.05 per share, totaling $45,000.
•	On the same date, the Company issued an aggregate of 5,000,000 shares of common stock to five directors (1,000,000 each), as stock compensation, at a fair value of $0.05 per share, totaling $150,000.
•	The Company recognized $440,256 in stock compensation expense during the period, related to awards previously granted to its Chairman and CEO, which are being amortized over 82 months.

Year Ended December 31, 2023

During the year ended December 31, 2023, the Company entered into the following related party transactions:

•	Issued 8,333,333 shares of common stock at $0.05 per share to its Chairman and CEO to settle $416,667 in accrued salary. The Company also amortized $439,054 of previously granted stock compensation to the Chairman and CEO (same 82-month amortization schedule as noted above).
•	Accrued $120,000 in salary payable to its President and COO.
•	Paid $10,500 in fees to its former CFO and accrued an additional $18,000 in unpaid fees as of December 31, 2023.
•	Issued 2,685,180 shares of common stock at $0.05 per share (valued at $134,259) and paid $7,500 in cash to the Company’s Corporate Secretary for legal services. Additionally, $3,500 in fees remained accrued.
•	Issued 3,663,636 shares of common stock to a board member in settlement of $150,000 in notes payable and $33,182 in accrued interest.

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

Information about operating segments is as follows:

	Year Ended December 31,
	2024	2023
Geographic Net Sales:
Americas	$2,168,270	$1,675,992
Latin America	2,670,163	3,065,274
Asia	215,257	180,265
Total Net Sales	$5,053,690	$4,921,531

Cost of Goods Sold:
Americas	$400,415	$308,607
Latin America	834,280	638,898
Asia	91,649	54,135
Total Cost of Goods Sold:	$1,326,344	$1,001,640

Operating Expenses:
Americas	$3,711,475	$5,166,285
Latin America	2,155,873	2,662,950
Asia	246,425	315,202
Total Operating Expenses	$6,113,773	$8,144,437

Loss from operations:
Americas	$(1,943,618)	$(3,798,900)
Latin America	(319,992)	(236,574)
Asia	(122,817)	(189,072)
Total Loss from Operations	$(2,386,427)	$(4,224,546)

Total Assets by Geographic Location
Americas	$3,123,445	$3,451,192
Latin America	606,127	163,830
Asia	48,908	68,249
Total Assets	$3,778,480	$3,683,271

Note 12 – Commitments and Contingencies

Legal proceedings

On August 6, 2019, the former CEO (prior to the Company’s bankruptcy proceedings) filed a lawsuit against the Company’s subsidiary, Stemtech HealthSciences Corp., alleging unpaid salary and vacation pay related to a period prior to the current management team assuming control in 2018. The total claim is for approximately $267,000. The Company has filed a counterclaim against the former CEO and considers his claims to be without merit.

As of December 31, 2024 and 2023, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2024.

The domestic and foreign components of loss before provision for income taxes were as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Domestic	$(3,386,541)	$(4,994,976)
Foreign	(386,160)	(437,003)
Loss before provision for income taxes	$(3,772,701)	$(5,431,979)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Loss before income taxes	$(3,772,701)	$(5,431,979)
Taxes benefits under statutory US tax rates	(792,267)	(1,140,716)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(997,142)	672,813
Foreign tax rate differential	68,863	79,780
Permanent differences	1,779,553	435,797
State taxes	(59,007)	(47,674)
Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforwards	$6,389,127	$6,394,098
Stock based compensation	1,718,035	2,098,976
Intangibles	(680,012)	(70,768)
Depreciation	(3,973)	(1,986)
Other	(27,130)	(27,130)
Total deferred tax assets	7,396,047	8,393,189

Valuation allowance	(7,396,047)	(8,393,189)
Net deferred tax assets (liabilities)	$–	$–

At December 31, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $29.1 million that may be offset against future taxable income. Of the $29.1 million in NOLs, approximately $25.6 million relates to U.S. federal and state net operating losses, which are subject to limitations under Internal Revenue Code Section 382. These U.S. NOLs are limited to 80% of taxable income in any given year but do not expire under current tax law. The remaining $3.5 million relates to non-U.S. jurisdictions and may begin to expire in varying years depending on local regulations.

Note 14 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting none other than the following:

On November 30, 2024, the Company entered into a Merger Agreement with Seacret Direct, LLC (“Seacret”), a multi-level marketing firm specializing in health and lifestyle products. Pursuant to the agreement, the Company will acquire substantially all assets of Seacret, excluding certain specified assets, in exchange for 13,400,000 Preferred Shares valued at $2.50 per share, each convertible into 10 Common Shares. The closing of the transaction is subject to the completion of an audit of Seacret and other customary closing conditions. This transaction was previously disclosed in a Form 8-K filed on December 6, 2024.

On March 6, 2025, the Company issued an aggregate of 5,000,000 shares of common stock to five directors in recognition of their services. Each director received 1,000,000 shares. The fair value of the shares was $0.04 per share, resulting in total stock-based compensation expense of $150,000.

On March 7, 2025, the Company entered into a merchant cash advance agreement for a principal amount of $140,425. Under the terms of the agreement, the Company is required to make daily repayments of $1,170.20 over a term of 120 business days. The proceeds were used to support short-term working capital needs.

On March 20, 2025, the Company issued a $52,500 convertible promissory note to 1800 Diagonal Lending LLC for proceeds of $43,750. The note bears a one-time 10% interest charge, matures on January 30, 2026, and is repayable in ten monthly installments beginning April 30, 2025. The note includes standard default provisions and is convertible into common stock upon default.

On March 20, 2025, the Company issued another $76,500 promissory note to 1800 Diagonal Lending LLC for proceeds of $63,750. The note includes a one-time 10% interest charge, matures on January 30, 2026, and is repayable in five scheduled installments beginning September 30, 2025. The note includes customary default provisions and may be converted into common stock upon default.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

A.	Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Stemtech’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, December 31, 2024. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by Stemtech in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Stemtech’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, management concluded that Stemtech’s disclosure controls and procedures were adequate as of such date to ensure that information required to be disclosed in the reports that Stemtech files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Stemtech’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on Stemtech’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Stemtech’s internal controls over financial reporting were not effective as of December 31, 2024 and were subject to material weaknesses.

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

During the year ended December 31, 2024, Stemtech’s internal control over financial reporting was not subject to changes.

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures that are reasonably designed to promote compliance with applicable securities laws and regulations. These policies apply to the Company’s directors, officers, employees, and the Company itself, and are intended to prevent trading in the Company’s securities while in possession of material nonpublic information.

The policies include restrictions on trading during blackout periods, pre-clearance requirements for certain individuals, and provisions related to Rule 10b5-1 trading plans. The Company monitors compliance with these policies on an ongoing basis.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Name	Position	Age	Held Position Since
John W. Meyer	Director, President & COO	71	August 19, 2021
Charles S. Arnold	Director, CEO	74	August 19, 2021
John Thatch	Director	61	September 17, 2021
Benjamin Kaplan	Director	58	September 17, 2021
Darryl V. Green	Director	60	September 17, 2021
Srilakshmi Vadlapatla	CFO	40	December 15, 2024

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

(b) Identify Significant Employees

Charles S. Arnold, Chief Executive Officer – Mr. Arnold is dedicated full-time to Stemtech Corporation and plays a key role in strategic oversight and corporate direction. He also serves on the boards of other companies. Mr. Arnold does not receive a cash salary; instead, his compensation is provided in the form of shares of the Company’s common stock or debt instruments.

John W. Meyer, President and Chief Operating Officer – Mr. Meyer devotes his full time to the business operations of the Company and is responsible for the day-to-day execution of corporate strategy and operations management.

Srilakshmi Vadlapatla, Chief Financial Officer – Mrs. Vadlapatla also devotes her full time to the Company. She oversees the Company’s financial planning, reporting, and regulatory compliance functions.

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

Item 11. Executive Compensation

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and we do not time the public release of such information based on award grant dates. During the last completed fiscal year, we did not grant any equity awards to a named executive officer or director within the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K. Further, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The following table sets forth the compensation paid to our officers for the years ended December 31, 2024 and 2023. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Charles S. Arnold	2024	$250,000	$–	440,256	$–	$690,256
Director, CEO	2023	$250,000	$–	439,054	$–	$689,054
John W. Meyer	2024	$120,000	$–	–	$–	$120,000
President & COO	2023	$120,000	$–	–	$–	$229,526
James S Cardwell	2024	$22,500	$–	–	$–	$22,500
Former CFO	2023	$22,500	$–		$–	$22,500
Srilakshmi Vadlapatla, CFO	2024	$2,500	$–	–	$–	$2,500

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of Stemtech’s officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of our common stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended December 31, 2024) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of April 15, 2025. At that date, we had 142,443,444 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner and address (1)	Amount and Nature of Beneficial Ownership	Percent of Ownership
Named Executives and Directors
Charles Arnold (2)	18,240,016	15.7%
John W. Meyer	1,644,302	1.5%
John Thatch (3)	2,854,173	2.5%
Darryl V Green	8,605,573	7.4%
Benjamin Kaplan (4)	4,678,680	4.1%
All directors and Named Executive Officers as a group (5 persons)	37,422,745	31.7%

Over 5% Shareholders
Leviston Resources, LLC (6)	12,875,748	9.9%
Over 5% Shareholders	19,414,496	15.5%

*	Less than 1%.
(1)	Addresses for all officers and directors are 4851 Tamiami Traill North, Suite 200, Naples, FL 34103.
(2)	Includes 1,765,090 indirect shares owned through a related party held by Crest Ventures LLC.
(3)	Includes shares underlying vested warrants of 1,400,00 issued by the Company and 154,173 indirect shares owned through a related party held by American Pacific Bancorp (DSS).
(4)	Includes shares 2,198,905 indirect shares owned through a related party held by Long Side Ventures LLC and 104,185 indirect shares owned by Triple Crown Consulting Inc.
(5)	Includes shares underlying vested warrants of 12,875,748 issued by the Company.

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

Item 14. Principal Accountant Fees and Services. Audit Fees

For the years ended December 31, 2024 and 2023, the aggregate fees billed by Bush & Associates, CPA were $47,500 and $60,000 respectively, plus any out-of-pocket costs.

We do not use Bush & Associates, CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the consolidated financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage Bush & Associates CPA. to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules which require that before Bush & Associates CPA. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following consolidated financial statements of Stemtech Corporation are included in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2024 and 2023
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2024 and 2023
•	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
All schedules for which provision is made in Regulation S-X are either not required, not applicable, or the required information is included in the footnotes to the financial statements and therefore have been omitted from this Item 15.

(a)(3) Exhibits.
The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

•	Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
•	Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
•	Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906)
•	Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906)
•	Exhibit 101	Financial statements from the annual report on Form 10-K of Stemtech for the fiscal year ended December 31, 2023, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: June 30, 2025	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2025	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

