Form 10-Q
period 2025-03-31
Stemtech Corp
filed 2025-07-17
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,443,444 shares of common stock, $0.001 par value, issued and outstanding as of July 17, 2025.

STEMTECH CORPORATION

FORM 10-Q

March 31, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$305,836	$255,298
Accounts receivable, net	260,307	269,749
Inventory, net	188,400	197,355
Prepaid expenses and other current assets	181,536	199,344
TOTAL CURRENT ASSETS	936,079	921,746

Property and equipment, net
Intangible assets, net	2,334,282	2,376,158
Other long term assets	–	–
Long term deposits	16,480	16,932
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,754,250	$3,782,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,879,912	$4,518,391
Accrued payroll	–	–
Accrued liabilities	–	–
Notes payable	2,412,561	2,046,001
Convertible debentures, net of discount	1,752,364	1,769,583
Notes payable--related parties	–	–
Operating lease liabilities - current	–	–
Deferred revenues	6,778	1,463
Other liabilities	–	–
Factoring liability	385,805	673,611
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	9,437,420	9,009,049

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	9,437,420	9,009,049

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value; 400,000,000 shares authorized; 142,443,444 and 135,756,053 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	142,444	135,756
Additional paid in capital	26,670,777	26,357,396
Accumulated other comprehensive loss	536,014	(146,277)
Accumulated deficit	(32,286,643)	(30,831,052)
Stemtech Corporation shareholders’ deficit	(4,937,407)	(4,484,176)
Non-controlling interest in subsidiaries	(745,763)	(742,628)
Net loss	–	–
TOTAL STOCKHOLDERS EQUITY	(5,683,170)	(5,226,804)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,754,250	$3,782,245

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended
	March 31,
	2025	2024

NET SALES	$868,046	$1,382,570

COST OF GOODS SOLD:
Cost of goods sold	130,087	311,891
Freight-in	17,695	33,478
Intercompany Purchases	–	–
TOTAL COST OF GOODS SOLD	147,782	345,369

GROSS PROFIT	720,264	1,037,201

OPERATING EXPENSES:
Commissions	185,558	325,142
Selling and marketing	12,244	103,255
General and administrative	1,727,367	1,619,615
Research and development	–	–
TOTAL OPERATING EXPENSES	1,925,169	2,048,012

OPERATING LOSS	(1,204,905)	(1,010,811)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	–
Gain on forgiveness of PPP Loan	–	–
Interest expense	(245,368)	(430,959)
Other income and expenses, net	(8,453)	21,141
Gain on settlement of derivative liabilities	–	–
Gain (loss) on extinguishment of debt	–	–
Loss on disposal of assets	–	–
TOTAL OTHER INCOME (EXPENSE)	(253,821)	(409,818)

INCOME (LOSS) BEFORE INCOME TAXES	(1,458,726)	(1,420,629)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	(1,458,726)	(1,420,629)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,135)	(2,279)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,455,591)	$(1,418,350)

Net loss per common share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Shares used to compute loss per share
Basic	118,697,641	83,469,544
Diluted	118,697,641	83,469,544

Comprehensive loss
Net loss	$(1,455,591)	$(1,418,350)
Change in foreign currency translation adjustments	682,291	(909,375)
Comprehensive loss available to common stockholders	$(773,300)	$(2,327,725)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non-controlling	Total Stockholders’
	No. of Shares	Amount	Capital	Deficit	Income (Loss)	Sub total	Interest	Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380			19,890		19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,256	–	–	440,256	–	440,256
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,993	462,819	–	–	474,812	–	474,812
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Stock issued for services	6,687,391	6,688	205,121	–	–	211,809	–	211,809
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	682,291	682,291	–	682,291
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(1,455,591)	–	(1,455,591)	–	(1,455,591)
Balance at March 31, 2025	142,443,444	$142,444	$26,670,777	$(32,286,643)	$536,014	$(4,937,407)	$(745,763)	$(5,683,170)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,458,726)	$(1,420,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,876	154,135
Amortization of right of use asset	–	27,185
Operating lease liabilities	–	(25,692)
Stock compensation expense	108,260	109,463
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	(17,219)	441,588
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders	–	–
Stock issued for services	211,809	553,418
(Gain) loss on extinguishment of debt	–	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,442	(55,210)
Inventory	8,955	(9,183)
Prepaid expenses and other current assets	17,808	113,818
Accounts payable and accrued expenses	361,521	1,101,935
Long term deposits	452	304
Operating lease liabilities	–	–
Deferred revenues	5,315	26,353
Net cash used in operating activities	(710,507)	1,017,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	418,635	0
Net proceeds from factoring arrangement	(287,806)	154,956
Repayment of note payable	(52,075)	(103,232)
Stock issued for cash	–	–
Proceeds from note payable - related parties	–	–
Net cash provided (used) by financing activities	78,754	51,724

Effects of currency translation on cash	682,291	(909,375)

Net increase (decrease) in cash	50,538	159,834

Cash, beginning of period	255,298	114,166

Cash, end of period	$305,836	$273,999

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$6,821
Cash paid for income taxes	$–	$–

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $32.1 million and a working capital deficiency of approximately $8.6 million at March 31, 2025. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. The Company has reduced its labor force, cut out significant overhead and increased sales in attempts to address the above.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On March 31, 2025, the uninsured cash balance amounted to approximately $0.00.

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

Income Tax

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized using the asset and liability method based on differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates expected to apply when these differences reverse. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, recognizing only those tax positions that meet a more-likely-than-not threshold. Interest and penalties related to uncertain tax positions are classified as income tax expense. The Company has not recognized any interest, penalties, or liabilities for uncertain tax positions in the consolidated financial statements as of the current reporting periods.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. The Company has adopted this ASU for the quarter ended March 31, 2025 and is evaluating the impact on its disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosure requirements related to the effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU for the quarter ended March 31, 2025 and is incorporating the updated disclosures.

The Company is also evaluating the following ASUs, which have been issued but are not yet effective:

•	ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, effective for fiscal years beginning after December 15, 2025.
•	ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), effective for fiscal years beginning January 1, 2027, with interim periods thereafter.

The Company is assessing the potential impact of these ASUs on its consolidated financial statement disclosures.

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

For the period ended March 31, 2025 and 2024, the dilutive effect of 14,448,206 and 14,448,206, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Sequencing

Based upon ASC 815-15-25 Embedded Derivatives, the Company has adopted a sequencing approach regarding the application of ASC 815-40 Contracts in Entity’s Own Equity to its outstanding convertible notes and warrants. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the earliest issuance date.

Note 3 – Inventory

Inventory consists of the following components:

	March 31,	December 31,
	2025	2024
Finished goods	$188,400	$197,355
Raw materials	–	–
Total Inventory	$188,400	$197,355

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at March 31, 2025 and December 31, 2024. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,865,043)	(2,823,167)
Total	$2,334,282	$2,376,158

The estimated future amortization as of March 31, 2025 is as follows:

Year ending December 31,
2025	$125,616
2026	167,492
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,376,158

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

Note 5 – Operating Lease Commitments

The Company’s office lease for approximately 5,000 square feet of space in Miramar, Florida, expired on September 30, 2024. The lease was originally extended on August 16, 2021, with monthly rent of $9,027. During the lease term, the Company sublet the space at a monthly rate of $9,097.

Lease expense related to operating leases was $0 for the year ended December 31, 2024. As of March 31, 2025, the Company has no operating lease commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	March 31, 2025	December 31, 2024
Notes payable (3)	$2,412,561	$2,046,001
Total Notes payable	2,412,561	2,046,001
Convertible notes payable, net of discount (4)	1,752,364	1,769,583
Total notes payable, net of discount of as of March 31, 2025 and December 31, 2024, respectively	$4,164,925	$3,815,584

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

On July 13, 2022, another note held by investor Leonite Fund 1, LP (“Leonite”), was extended to September 1, 2022, in exchange for 183,780 warrants, 75,512 common stock shares, and an increased principal amount of $70,833. The Company recognized $955,658 loss on extinguishment of this note. On September 8, 2022, the same note was further extended to May 26, 2023, accompanied by a rise in the interest rate from 10% to 18% per annum. The amendment of this note resulted in a recognized loss on extinguishment amounting to $252,429 (see Note 9 for other gain (loss) amounts on extinguishment in 2022).

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

On March 27, 2023, the Company executed an investment agreement with an institutional investor (“Holder”) for up to $7,000,000 through a convertible promissory note, share purchase agreement, and warrant agreement (the "2023 Note"). The 2023 Note, with a principal amount reaching up to $7,000,000, carried an original issue discount of 12% and was structured to be disbursed in four installments. These installments included a first disbursement of $1,000,000 on March 27, 2023, a second disbursement of $200,000 within three days after filing an S-1 registration statement, a third disbursement of $500,000 forty-five days after the effectiveness of the S-1 registration statement, and a fourth disbursement of $120,000 forty-five days after the third disbursement. The S-1 Registration Statement was filed on May 9, 2023. The 2023 Note bore an interest rate of seven percent (7%) per annum and could be redeemed by the Company at any time for an amount equivalent to one hundred twenty-five percent (125%) of the outstanding principal and interest on the Note. Additional disbursements were discretionary on the Holder’s part and could be executed at any time. Should the Holder’s broker decline custody of the issued securities, the Holder would have no obligation to adhere to the disbursement schedule, yet the option to make such disbursement would remain.

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

As of March 31, 2025, the outstanding gross principal balance for the three convertible notes, net of discounts was $1,383,564, $0 and $0, and the remaining unamortized debt discount for each note was $0, $0, and $0, respectively.

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

The aggregate balance of convertible notes payable, net of discount, as of December 31, 2024 and 2023 was $1,769,583 and $1,596,960 respectively.

As of March 31, 2025, the company owed outstanding principal balance of convertible promissory notes $134,798 and $25,000 to its Chief Operating officer and President Mr. John W Meyer and Director Mr. Darryl V Green.

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

As of March 31, 2025 and December 31, 2024, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the quarter ended March 31, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $140,000 receiving $100,000 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and repayments made are a reduction of the liability. As of March 31, 2025, there was an outstanding balance net of discount of $385,805 (December 31, 2024 - $673,611).

Note 9 – Stockholders’ Deficit

On May 5, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 400,000,000.

Stock issuance for services and stock based compensation

During the quarter ended March 31, 2025, the Company issued 6,687,391 shares of common stock, to officers, employees and vendors for services valued at $211,808.

During the quarters ended March 31, 2025 and 2024, the Company also recognized $108,260 and $109,463, respectively, of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

For details of common stock issued in 2024 for services and acquisitions, see the Company’s Form 10-K for the year ended December 31, 2024.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the year ended December 31, 2024, the Company entered into the following transactions with related parties:

•	During the year, 2024, John W. Meyer, President and COO of the Company, provided a loan of $105,000 to the Company.
•	On March 19, 2024, the Company issued 900,000 shares of common stock to the Chief Financial Officer as stock-based compensation in lieu of cash payments, at a fair value of $0.05 per share, totaling $45,000.
•	On the same date, the Company issued an aggregate of 5,000,000 shares of common stock to five directors (1,000,000 each), as stock compensation, at a fair value of $0.05 per share, totaling $150,000.
•	The Company recognized $440,256 in stock compensation expense during the period, related to awards previously granted to its Chairman and CEO, which are being amortized over 82 months.

During the Quarter ended March 31, 2025, the Company entered into the following related party transactions:

•	On February 20, 2025, John W. Meyer, President & COO of the Company, made a loan of $25,000.00 to the company.
•	On March 6, 2025, the Company issued 1,000,000 shares to five directors for a total of 5,000,000 shares at a fair value of $0.03 per share or a total of $150,000.
•	The Company amortized $108,260 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months.

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

As of March 31, 2025 and 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no material subsequent events that require disclosure in these financial statements.

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

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in nonconvertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior March 31, 2025.

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

The Company has registered our “Orastem®” trademark registration in Mexico as noted in our press release of August 23, 2022. In addition, Stemtech filed our new ’stemceuticals™’ trademark registration. Stemtech has worked to reduce overhead costs by outsourcing U.S. order fulfillment services to a third-party partner who is also be responsible for inventory planning and production scheduling, since August 7, 2023. Further, on August 1, 2023, the customer service function for the U.S. was transitioned to our Mexico offices in Guadalajara at a cost savings and improved synergistic benefits. With the new inventory process, the cost of insurance coverage was reduced to lower rates.

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

Three-Month Period Ended March 31, 2025 Compared to the Three-Month Period Ended March 31, 2024

During the three months ended March 31, 2025 and 2024, net sales were $868,046 and $1,382,570 respectively. The current quarter reflects the Company’s ongoing shift toward streamlining operations and focusing on long-term distributor quality and sustainability rather than short-term volume growth. This period of recalibration has allowed us to focus resources on core, high-performing markets and reduce dependency on lower-margin geographies and begin implementing improvements in customer engagement and retention tools, which are expected to yield benefits in upcoming quarters. Phase out promotional pricing structures that, while boosting top-line figures in prior periods, did not align with our margin improvement strategy.

During the three months ended March 31, 2025 and 2024, cost of goods sold was $147,782 compared to $345,369, resulting in a positive variance of $181,804. This improvement in cost of goods sold was driven by the Company’s focus on efficiency improvements and cost management strategies, despite the reduction in sales. The variance reflects our efforts to optimize manufacturing processes and manage raw material costs more effectively, which has positioned the Company well to mitigate the impact of external cost pressures moving forward.

During the quarter ended March 31, 2025 and 2024, our total operating expenses were $1,925,169 and $2,048,012, respectively, reflecting a favorable decrease of $122,843. This reduction was largely attributed to our effective cost management initiatives, which included strategic reductions in commissions and selling and marketing expenses. These efforts reflect our ongoing commitment to enhancing operational efficiency and aligning expenditures with the Company’s long-term growth objectives.

During the quarter ended March 31, 2025 and 2024, total non-operating expenses were $253,821 and $409,818, respectively, representing a favorable decrease of $155,997. This improvement was primarily driven by a significant reduction in interest expense, which declined to $245,368 in 2025 from $430,959 in 2024. The decrease reflects the Company’s enhanced debt management strategies and ongoing efforts to optimize its capital structure and reduce financing costs.

Our net loss for the quarter ended March 31, 2025 and 2024 was $1,458,726 and $1,420,629, respectively. The slight year-over-year increase in net loss was primarily due to higher operating expenses associated with strategic investments aimed at positioning the Company for future growth. These investments are expected to drive long-term value as the Company focuses on enhancing its operational infrastructure and expanding its market presence.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2025, net cash flows used in operating activities were $710,507 versus $1,017,485 a year earlier, which is primarily due to the change in working capital accounts. Amortization of debt discount of $17,219, as well as $56,219, $41,876 depreciation and amortization expense, and $108,260 of stock compensation expense and $211,809 in stock issued for services.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the three-month period ended March 31, 2025, net cash provided from financing activities of $78,754 mainly consisted of proceeds from notes payable of 418,635 partially offset by payments on factoring agreements of $287,806 and repayment of notes payable $52,075.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2025 and December 31, 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Stemtech Corporation

Date: July 17, 2025	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 17, 2025	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

