Form 10-Q
period 2025-06-30
Stemtech Corp
filed 2025-08-19
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 146,176,902 shares of common stock, $0.001 par value, issued and outstanding as of August 19, 2025.

STEMTECH CORPORATION

FORM 10-Q

June 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$272,450	$255,298
Accounts receivable, net	347,445	269,749
Inventory, net	274,807	197,355
Prepaid expenses and other current assets	201,160	199,344
TOTAL CURRENT ASSETS	1,095,862	921,746

Property and equipment, net
Intangible assets, net	2,292,405	2,376,158
Other long term assets	–	–
Long term deposits	16,480	16,932
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,872,156	$3,782,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,227,878	$4,518,391
Notes payable	2,414,829	2,046,001
Convertible debentures, net of discount	1,725,989	1,769,583
Operating lease liabilities - current	–	–
Deferred revenues	98,249	1,463
Factoring liability	856,918	673,611
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	10,323,863	9,009,049

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	10,323,863	9,009,049

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value; 400,000,000 shares authorized; 142,443,444 and 135,756,053 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	142,444	135,756
Additional paid in capital	26,780,239	26,357,396
Accumulated other comprehensive loss	(45,704)	(146,277)
Accumulated deficit	(32,582,923)	(30,831,052)
Stemtech Corporation shareholders’ deficit	(5,705,944)	(4,484,176)
Non-controlling interest in subsidiaries	(745,763)	(742,628)
Net loss	–	–
TOTAL STOCKHOLDERS’ EQUITY	(6,451,707)	(5,226,804)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,872,156	$3,782,245

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The three Months Ending		For The Six Months Ending
	June 30,		June 30,
	2025	2024	2025	2024

NET SALES	$697,925	$1,325,800	$1,565,971	$2,708,370

COST OF GOODS SOLD:
Cost of goods sold	126,820	301,374	256,907	613,265
Freight-in	19,089	30,803	36,784	64,281
TOTAL COST OF GOODS SOLD	145,909	332,177	293,691	677,546

GROSS PROFIT	552,016	993,623	1,272,280	2,030,824

OPERATING EXPENSES:
Commissions	121,210	254,024	306,768	579,166
Selling and marketing	33,807	87,205	46,051	190,460
General and administrative	697,987	1,344,703	2,425,354	2,964,318
Research and development	–	–	–	–
TOTAL OPERATING EXPENSES	853,004	1,685,932	2,778,173	3,733,944

OPERATING LOSS	(300,988)	(692,309)	(1,505,893)	(1,703,120)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	–	–	–
Interest expense	(79,727)	(117,364)	(325,095)	(548,323)
Other income and expenses, net	84,435	25,586	75,982	46,727
Gain on settlement of derivative liabilities	–	–	–	–
Gain (loss) on extinguishment of debt	–	–	–	–
Loss on disposal of assets	–	–	–	–
TOTAL OTHER INCOME (EXPENSE)	4,708	(91,778)	(249,113)	(501,596)

INCOME (LOSS) BEFORE INCOME TAXES	(296,280)	(784,087)	(1,755,006)	(2,204,716)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	(296,280)	(784,087)	(1,755,006)	(2,204,716)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,135)	69	(3,135)	(2,210)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(293,145)	$(784,156)	$(1,751,871)	$(2,202,506)

Net loss per common share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Shares used to compute loss per share
Basic	142,443,444	116,754,047	140,183,928	111,601,232
Diluted	142,443,444	116,754,047	140,183,928	111,601,232

Comprehensive loss
Net loss	$(293,145)	$(784,156)	$(1,751,871)	$(2,202,506)
Change in foreign currency translation adjustments	682,291	144,904	(213,465)	(764,471)
Comprehensive loss available to common stockholders	$389,146	$(639,252)	$(1,965,336)	$(2,966,977)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Sub total	controlling Interest	Stockholders’Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380	–	–	19,890	–	19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,256	–	–	440,256	–	440,256
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,993	462,819	–	–	474,812	–	474,812
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	217,722	–	–	217,722	–	217,722
Stock issued for services	6,687,391	6,688	205,121	–	–	211,809	–	211,809
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	100,573	100,573	–	100,573
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(1,751,871)	–	(1,751,871)	–	(1,751,871)
Balance at June 30, 2025	142,443,444	$142,444	$26,780,239	$(32,582,923)	$(45,704)	$(5,705,944)	$(745,763)	$(6,451,707)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,755,006)	$(2,204,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,753	159,469
Amortization of right of use asset	–	45,415
Operating lease liabilities	–	–
Stock compensation expense	217,722	231,196
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	(43,594)	536,676
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders	–	–
Stock issued for services	211,809	588,306
(Gain) loss on extinguishment of debt	–	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(77,696)	(169,081)
Inventory	(77,452)	(9,046)
Prepaid expenses and other current assets	(1,816)	106,367
Accounts payable and accrued expenses	709,487	1,558,773
Long term deposits	452	5,303
Operating lease liabilities	–	(44,273)
Deferred revenues	96,786	36,738
Net cash used in operating activities	(635,555)	841,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	478,229	262,000
Net proceeds from factoring arrangement	183,307	42,518
Repayment of note payable	(109,402)	(235,770)
Stock issued for cash	–	–
Proceeds from note payable - related parties	–	–
Net cash provided (used) by financing activities	552,134	68,748

Effects of currency translation on cash	100,573	(764,471)

Net increase (decrease) in cash	17,152	145,404

Cash, beginning of period	255,298	114,166

Cash, end of period	$272,450	$259,570

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$6,821
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Stemtech Corporation (the "Company") was incorporated in the State of Nevada on September 4, 2009, under the original name Globe Net Wireless Corp. On November 19, 2021, the Company amended its Articles of Incorporation to change the name to Stemtech Corporation, which received FINRA approval on April 14, 2022. Stemtech is a global network marketing company developing science-based wellness products focused on supporting healthy stem cell physiology. As the Stem Cell Nutrition Company®, Stemtech is a pioneer in stem cell science, offering products that enhance the function of the body’s natural stem cells. These products are designed to aid in the release, circulation, and migration of adult stem cells to tissues for optimal renewal and health. The Company markets its products internationally through subsidiaries and a network of independent distributors. Key product brands include:

•	RCM System
•	stemrelease3™
•	Stemflo®
•	MigraStem®™
•	OraStem® (Oral Health Care)
•	**Cellect One®™ Rapid Renew Stem Cell Peptide Night Cream

In 2025, Stemtech launched:

•	Cellect One® Shield HOCL (Hypochlorous Acid Skin Care)
•	StemPets™ (Nutritional supplement for dogs and cats)

Merger and Corporate Restructuring

On August 19, 2021, Stemtech Corporation (a Delaware corporation) entered into a Merger Agreement with Globe Net Wireless Corp. The merger was accounted for as a reverse acquisition and recapitalization under ASC 805, Business Combinations.

After evaluating the merger terms, management concluded that Stemtech acquired Globe Net for financial accounting purposes. The merger led to a change in the Company’s fiscal year-end, from August 31 to a calendar year-end of December 31, which was finalized on November 9, 2021.

Strategic Initiatives and Growth Plan

Stemtech’s mission is to enhance global wellness and prosperity by supporting the body’s natural renewal system through stem cell-based products. The Company plans to continue expanding its presence both domestically and internationally, leveraging its Independent Business Partner (IBP) network.With a goal to increase the number of IBPs by 30,000 over the next 12-24 months, Stemtech is poised to expand product distribution, reduce customer acquisition costs, and grow its market share. Additionally, the Company is developing a Direct-to-Consumer (DTC) marketing strategy, allowing for flexible global distribution without upfront inventory requirements.

Fiscal Year-End Change

On November 9, 2021, the Company adopted a change in its fiscal year-end from August 31 to December 31, reflecting its new operational alignment.

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $32.6 million and a working capital deficiency of approximately $6.4 million at June 30, 2025. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

Management has developed specific plans intended to mitigate these conditions and meet its liquidity needs over the next twelve months, including:

1.	Capital Raising Initiatives
o	The Company is in active discussions with institutional and accredited investors for a private placement of common stock expected to raise approximately $5–7 million by Q4 2025. Management has engaged placement agents and has received initial expressions of interest. Proceeds will be directed primarily toward working capital and debt repayment.
2.	Debt and Convertible Financing
o	The Company is negotiating a convertible debt facility of up to $3 million, expected to close by Q1 2026, to provide interim liquidity. The Company anticipates using proceeds to fund operations and to support acquisition-related due diligence costs.
3.	Operational Milestones
o	Management expects to reduce monthly cash operating expenditures by approximately $0.5 million (20%) by the end of Q3 2025, primarily through renegotiation of vendor contracts, and elimination of non-core overhead.
o	Revenue initiatives include expanding the distributor base and launching our existing wellness products in new international markets beginning in Q1 2026, which management projects will increase quarterly revenue by approximately 15–20% compared to Q2 2025 levels.
o	Pursue joint venture opportunities to expand into new markets through both retail and wholesale distribution models, aimed at driving revenue growth. These ventures will be funded by our joint venture partners, covering inventory and operational costs. Stemtech will not be required to contribute additional capital.
4.	Contingency Plans
o	If capital raising efforts are delayed or proceeds are lower than expected, the Company plans to implement additional cost reductions of up to $1.0 million annually, including further headcount rationalization and deferral of planned capital expenditures. The Company is also exploring potential strategic partnerships that could provide supplemental liquidity.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On June 30, 2025, the uninsured cash balance amounted to approximately $0.00.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. The Company has adopted this ASU for the quarter ended June 30, 2025 and is evaluating the impact on its disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosure requirements related to the effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU for the quarter ended June 30, 2025 and is incorporating the updated disclosures.

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

For the period ended June 30, 2025 and 2024, the dilutive effect of 14,448,206 and 14,448,206, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	June 30,	December 31,
	2025	2024
Finished goods	$274,807	$197,355
Raw materials	–	–
Total Inventory	$274,807	$197,355

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at June 30, 2025 and December 31, 2024. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,906,920)	(2,823,167)
Total	$2,292,405	$2,376,158

The estimated future amortization as of June 30, 2025 is as follows:

Year ending December 31,
2025	$83,746
2026	167,492
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,250,539

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

Lease expense related to operating leases was $0 for the year ended December 31, 2024. As of June 30, 2025, the Company has no operating lease commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	June 30, 2025	December 31, 2024
Notes payable (3)	$2,414,829	$2,046,001
Total Notes payable	2,414,829	2,046,001
Convertible notes payable, net of discount (4)	1,725,989	1,769,583
Total notes payable, net of discount of as of June 30, 2025 and December 31, 2024, respectively	$4,140,818	$3,815,584

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

As of June 30, 2025, the outstanding gross principal balance for the three convertible notes, net of discounts was $1,419,615, $0 and $0, and the remaining unamortized debt discount for each note was $0, $0, and $0, respectively.

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

The aggregate balance of convertible notes payable, net of discount, as of June 30, 2025 and December 31, 2024 was $1,725,989 and $1,769,583 respectively.

As of June 30, 2025, the company owed outstanding principal balance of convertible promissory notes $141,964 and $25,000 to its Chief Operating officer and President Mr. John W Meyer and Director Mr. Darryl V Green.

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

As of June 30, 2025 and December 31, 2024, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the six months ended June 30, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $862,600 receiving $620,875 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and repayments made are a reduction of the liability. As of June 30, 2025, there was an outstanding balance net of discount of $856,918 (December 31, 2024 - $673,611).

Note 9 – Stockholders’ Deficit

On May 5, 2023, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 400,000,000.

Stock issuance for services and stock based compensation

During the quarters ended June 30, 2025 and 2024, the Company also recognized $109,463 and $109,463, respectively, of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

For details of common stock issued in 2024 for services and acquisitions, see the Company’s Form 10-K for the year ended December 31, 2024.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

During the year ended December 31, 2024, the Company entered into the following transactions with related parties:

•	During the year, 2024, John W. Meyer, President and COO of the Company, provided a loan of $105,000 to the Company with interest of 18% per annum.
•	On March 19, 2024, the Company issued 900,000 shares of common stock to the Chief Financial Officer as stock-based compensation in lieu of cash payments, at a fair value of $0.05 per share, totaling $45,000.
•	On the same date, the Company issued an aggregate of 5,000,000 shares of common stock to five directors (1,000,000 each), as stock compensation, at a fair value of $0.05 per share, totaling $150,000.
•	The Company recognized $440,256 in stock compensation expense during the period, related to awards previously granted to its Chairman and CEO, which are being amortized over 82 months.

During the six months ended June 30, 2025, the Company entered into the following related party transactions:

•	On February 20, 2025, John W. Meyer, President & COO of the Company, made a loan of $25,000.00 to the company with interest of 18% per annum.
•	On March 6th, 2025, the Company issued 1,000,000 shares to five directors for a total of 5,000,000 shares at a fair value of $0.03 per share or a total of $150,000.
•	The Company amortized $217,722 of previous stock compensation granted to its Chairman and CEO that is being amortized over 82 months.

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

As of June 30, 2025 and 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

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

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in nonconvertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, 2025.

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

Company Overview

Stemtech Corporation was incorporated in Nevada on March 4, 2009, and became a publicly traded entity after its registration statement on Form S-1 was declared effective on May 15, 2013. On August 19, 2021, Stemtech acquired 100% of Stemtech Corporation, resulting in the issuance of 37,060,000 shares, representing approximately 85% of the Company’s outstanding shares. In November 2021, the Company amended its Articles of Incorporation to reflect a name change to Stemtech Corporation, which was finalized by FINRA approval on April 14, 2022.

Stemtech has pioneered a unique category of Stem Cell Nutrition, offering natural, patented dietary supplements that support the three key aspects of stem cell physiology: the release, circulation, and migration of adult stem cells. Our products are formulated with botanicals and other clinically documented ingredients designed to optimize the function of the body’s natural stem cells.

Our product line includes:

•	OraStem® Toothpaste: A multi-functional, stem cell-attracting toothpaste that also whitens teeth, freshens breath, and promotes gum health.
•	Cellect One® Rapid Renew Stem Cell Peptide Night Cream: A proprietary formula containing an FDA-patented ingredient, Red Oak Bark, to support deep skin health.

Our business model extends beyond product sales and focuses on lateral penetration through our Independent Business Partner (IBP) network. This network is crucial to our growth strategy, with projections to add 30,000 new IBPs over the next 12-24 months. This will be supported by an enhanced compensation plan and increased industry leadership.

In addition to our IBP-driven sales force, we are developing a Direct-To-Consumer (DTC) network marketing model, which allows for a global presence without the need for upfront inventory purchases. This model is designed to thrive in the post-pandemic economy, leveraging the eCommerce, social, and gig economies.

To support growth, the Company has:

•	Registered the OraStem® trademark in Mexico (as of August 23, 2022).
•	Filed a new ’stemceuticals™’ trademark.
•	Outsourced U.S. order fulfillment and customer service to a third-party provider in Mexico, effective August 7, 2023, which has significantly reduced costs.

With these strategic moves, including the reduction of overhead and insurance costs, Stemtech is poised for future growth. The Company aims to re-establish sales momentum akin to its past recognition in the Inc. 5000 list of fastest-growing companies.

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

Three-Month Period Ended June 30, 2025 Compared to the Three-Month Period Ended June 30, 2024.

During the three months ended June 30, 2025 and 2024, net sales were $697,925 and $1,325,800 respectively. The current quarter reflects the Company’s ongoing shift toward streamlining operations and focusing on long-term distributor quality and sustainability rather than short-term volume growth. This period of recalibration has allowed us to focus resources on core, high-performing markets and reduce dependency on lower-margin geographies and begin implementing improvements in customer engagement and retention tools, which are expected to yield benefits in upcoming quarters. Phase out promotional pricing structures that, while boosting top-line figures in prior periods, did not align with our margin improvement strategy.

During the three months ended June 30, 2025 and 2024, cost of goods sold was $145,909 compared to $332,177, resulting in a positive variance of $186,268. This improvement in cost of goods sold was driven by the Company’s focus on efficiency improvements and cost management strategies, despite the reduction in sales. The variance reflects our efforts to optimize manufacturing processes and manage raw material costs more effectively, which has positioned the Company well to mitigate the impact of external cost pressures moving forward.

During the quarter ended June 30, 2025 and 2024, our total operating expenses were $853,004 and $1,685932, respectively, reflecting a favorable decrease of $832,928. This reduction was largely attributed to our effective cost management initiatives, which included strategic reductions in commissions and selling and marketing expenses. These efforts reflect our ongoing commitment to enhancing operational efficiency and aligning expenditures with the Company’s long-term growth objectives.

During the quarter ended June 30, 2025 and 2024, total non-operating income (expenses) were $4,708 and $(91,778), respectively, representing a decrease of $96,486. This improvement was primarily driven by a significant reduction in interest expense, which declined to $79,727 in 2025 from $117,364 in 2024 and improvement in other income from $25,586 to $84,435. The decrease in interest expense reflects the Company’s enhanced debt management strategies and ongoing efforts to optimize its capital structure and reduce financing costs.

Our net loss for the quarter ended June 30, 2025 and 2024 was $296,280 and $784,087, respectively. The decrease in net loss was primarily due to lower operating expenses associated with strategic investments aimed at positioning the Company for future growth. These investments are expected to drive long-term value as the Company focuses on enhancing its operational infrastructure and expanding its market presence.

Six-Month Period Ended June 30, 2025 Compared to the Six-Month Period Ended June 30, 2024.

During the six months ended June 30, 2025 and 2024, net sales were $1,565,971 and $2,708,370, respectively, reflecting a year-over-year decrease. The decline in net sales for the period is largely attributable to the Company’s ongoing transformation as we continue to prioritize long-term distributor quality and operational efficiency over short-term volume growth. This strategic shift has resulted in a more selective approach to market expansion, focusing on core, high-performing regions while scaling back operations in lower-margin geographies. Additionally, we have phased out certain promotional pricing structures, which had temporarily boosted top-line figures in prior periods but were not aligned with our margin improvement strategy.

Despite these short-term impacts on sales, we are optimistic about the long-term benefits of this recalibration, which includes strengthened customer engagement and retention programs that are expected to contribute to sustainable growth in future quarters. Our focus on operational efficiency and customer loyalty will position us for stronger, more profitable results as we move forward.

During the six months ended June 30, 2025 and 2024, cost of goods sold was $293,691 compared to $677,546, resulting in a positive variance of $383,855. This significant improvement in COGS is primarily the result of the Company’s continued emphasis on operational efficiency and disciplined cost management strategies, despite the decrease in overall sales. The variance reflects our successful efforts to optimize manufacturing processes, negotiate better terms with suppliers, and better manage raw material costs. These initiatives have not only helped to reduce production costs but have also positioned the Company to better absorb external cost pressures in the future. As we continue to streamline operations and focus on high-margin opportunities, we anticipate further improvements in cost control and margin expansion in the upcoming quarters.

During the six months ended June 30, 2025 and 2024, our total operating expenses were $2,778,173 and $3,733,944, respectively, reflecting a favorable decrease of $955,771. This reduction in operating expenses is primarily the result of our focused cost management initiatives, including the strategic reduction of commissions, selling, and marketing expenses. These actions are in line with our commitment to enhance operational efficiency, streamline costs, and ensure that our expenditures are aligned with our long-term growth objectives. As we continue to shift focus toward high-quality distributors and sustainable markets, we expect these cost-saving efforts to contribute positively to profitability in the coming quarters.

During the six months ended June 30, 2025 and 2024, total non-operating income (expenses) were $(249,113) and $(501,596), respectively, representing a decrease of $252,483. This improvement was primarily driven by a significant reduction in interest expense, which declined to $325,095 in 2025 from $548,323 in 2024 and improvement in other income from $46,727 to $75,982. The decrease in interest expense reflects the Company’s enhanced debt management strategies and ongoing efforts to optimize its capital structure and reduce financing costs.

Our net loss for the six months ended June 30, 2025 and 2024 was $1,755,006 and $2,204,716, respectively, reflecting a decrease of $449,710. The reduction in net loss is largely attributed to our continued focus on cost management and the strategic reduction of operating expenses. This has allowed the Company to better allocate resources towards investments that position us for sustainable future growth. These investments, aimed at strengthening our operational infrastructure and expanding our market presence, are expected to generate long-term value and ultimately drive profitability as we progress in executing our strategic objectives.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $296,280 and $784,087 for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, we met our short-term liquidity requirements from issuance of debt.

As of June 30, 2025, our current assets were $1,095,862 compared to $921,746 in current assets at December 31, 2024. As of June 30, 2025, our current liabilities were $10,323,863 compared to $9,009,049 at December 31, 2024. Current liabilities at June 30, 2025 were comprised of $5,227,878 of accounts payable and accrued expenses, $2,414,829 in notes payables, $1,725,989 in convertible notes net of discounts, $856,918 in factoring liabilities and $98,249 of deferred revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2025, net cash flows used in operating activities were $635,555 versus $841,127 a year earlier, which is primarily due to the change in working capital accounts. Amortization of debt discount of $43,594 as well as $83,753 depreciation and amortization expense, and $217,723 of stock compensation expense and $211,809 in stock issued for services.

Cash Flows from Investing Activities

During the six months ended June 30, 2025 and 2024, there were no significant cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the six-month period ended June 30, 2025, net cash provided from financing activities of $552,134 mainly consisted of proceeds from notes payable of 478,229 and net proceeds from factoring agreements of $183,307 and repayment of notes payable $109,402.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025 and 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: August 19, 2025	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

