Form 10-Q
period 2025-09-30
Stemtech Corp
filed 2025-11-19
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 231,975,027 shares of common stock, $0.001 par value, issued and outstanding as of November 19, 2025.

STEMTECH CORPORATION

FORM 10-Q

September 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$255,416	$255,298
Accounts receivable, net	326,487	269,749
Inventory, net	234,614	197,355
Prepaid expenses and other current assets	204,867	199,344
TOTAL CURRENT ASSETS	1,021,384	921,746

Property and equipment, net
Intangible assets, net	2,250,528	2,376,158
Other long term assets	–	–
Long term deposits	16,480	16,932
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,755,801	$3,782,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,342,392	$4,518,391
Notes payable	2,361,208	2,046,001
Convertible debentures, net of discount	1,760,795	1,769,583
Operating lease liabilities - current	–	–
Deferred revenues	88,393	1,463
Factoring liability	748,991	673,611
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	10,301,779	9,009,049

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	10,301,779	9,009,049

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value; 400,000,000 shares authorized; 158,889,835 and 135,756,053 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	158,890	135,756
Additional paid in capital	27,362,520	26,357,396
Accumulated other comprehensive loss	73,839	(146,277)
Accumulated deficit	(33,395,464)	(30,831,052)
Stemtech Corporation shareholders’ deficit	(5,800,215)	(4,484,176)
Non-controlling interest in subsidiaries	(745,763)	(742,628)
Net loss	–	–
TOTAL STOCKHOLDERS EQUITY	(6,545,978)	(5,226,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,755,801	$3,782,245

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The three Months Ending		For The Nine Months Ending
	Sep 30,		Sep 30,
	2025	2024	2025	2024

NET SALES	$852,300	$1,031,630	$2,418,271	$3,740,000

COST OF GOODS SOLD:
Cost of goods sold	161,756	358,209	418,663	971,474
Freight-in	8,061	21,996	44,845	86,277
TOTAL COST OF GOODS SOLD	169,817	380,205	463,508	1,057,751

GROSS PROFIT	682,483	651,425	1,954,763	2,682,249

OPERATING EXPENSES:
Commissions	125,192	113,192	431,960	692,358
Selling and marketing	14,073	75,070	60,124	265,530
General and administrative	882,435	1,179,633	3,307,789	4,143,951
Research and development	–	–	–	–
TOTAL OPERATING EXPENSES	1,021,700	1,367,895	3,799,873	5,101,839

OPERATING LOSS	(339,217)	(716,470)	(1,845,110)	(2,419,590)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	–	–	–
Interest expense	(508,699)	(493,544)	(833,794)	(1,041,867)
Other income and expenses, net	35,375	38,609	111,357	85,336
Gain on settlement of derivative liabilities	–	–	–	–
Gain (loss) on extinguishment of debt	–	–	–	–
Loss on disposal of assets	–	–	–	–
TOTAL OTHER INCOME (EXPENSE)	(473,324)	(454,935)	(722,437)	(956,531)

INCOME (LOSS) BEFORE INCOME TAXES	(812,541)	(1,171,405)	(2,567,547)	(3,376,121)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	(812,541)	(1,171,405)	(2,567,547)	(3,376,121)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,135)	(925)	(3,135)	(3,135)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(809,406)	$(1,170,480)	$(2,564,412)	$(3,372,986)

Net loss per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Shares used to compute loss per share
Basic	150,103,257	120,569,794	150,103,257	114,612,574
Diluted	150,103,257	120,569,794	150,103,257	114,612,574

Comprehensive loss
Net loss	$(809,406)	$(1,170,480)	$(2,564,412)	$(3,372,986)
Change in foreign currency translation adjustments	682,291	(1,086,093)	(213,465)	(1,099,223)
Comprehensive loss available to common stockholders	$(127,115)	$(2,256,573)	$(2,777,877)	$(4,472,209)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Non-controlling	Total Stockholders'
	No. of Shares	Amount	Capital	Deficit	Income (Loss)	Subtotal	Interest	Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380			19,890		19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,256	–	–	440,256	–	440,256
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,993	462,819	–	–	474,812	–	474,812
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,396	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	23,133,782	23,134	676,736	–	–	699,870	–	699,870
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	220,116	220,116	–	220,116
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(2,564,412)	–	(2,564,412)	–	(2,564,412)
Balance at September 30, 2025	158,889,835	$158,890	$27,362,520	$(33,395,464)	$73,839	$(5,800,215)	$(745,763)	$(6,545,978)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,567,547)	$(3,376,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,630	159,469
Amortization of right of use asset	–	45,415
Operating lease liabilities	–	–
Stock compensation expense	328,388	231,196
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	(8,788)	536,676
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders		–
Stock issued for services	699,870	588,306
(Gain) loss on extinguishment of debt	–	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(56,738)	(169,081)
Inventory	(37,259)	(9,046)
Prepaid expenses and other current assets	(5,523)	106,367
Accounts payable and accrued expenses	824,001	1,558,773
Long term deposits	452	5,303
Operating lease liabilities		(44,273)
Deferred revenues	86,930	36,738
Net cash used in operating activities	(610,584)	(330,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	315,206	262,000
Net proceeds from factoring arrangement	75,380	42,518
Repayment of note payable	–	(235,770)
Stock issued for cash	–	–
Proceeds from note payable - related parties	–	–
Net cash provided (used) by financing activities	390,586	68,748

Effects of currency translation on cash	220,116	(764,471)

Net increase (decrease) in cash	118	(1,026,001)

Cash, beginning of period	255,298	114,166

Cash, end of period	$255,416	$259,570

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$6,821
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

Stemtech Corporation (the "Company") was incorporated in the State of Nevada on September 4, 2009, under the original name Globe Net Wireless Corp. On November 19, 2021, the Company amended its Articles of Incorporation to change the name to Stemtech Corporation, which received FINRA approval on April 14, 2022. Stemtech is a global network marketing company developing science-based wellness products focused on supporting healthy stem cell physiology. As the Stem Cell Nutrition Company®, Stemtech is a pioneer in stem cell science, offering products that enhance the function of the body’s natural stem cells. These products are designed to aid in the release, circulation, and migration of adult stem cells to tissues for optimal renewal and health. The Company markets its products internationally through subsidiaries and a network of independent distributors. Key product brands include:

•	RCM System
•	stemrelease3™
•	Stemflo®
•	MigraStem®
•	OraStem® (Oral Health Care)
•	**Cellect One® Rapid Renew Stem Cell Peptide Night Cream

In 2025, Stemtech launched:

•	Cellect One® Shield HOCL (Hypochlorous Acid Skin Care)
•	StemPets™ (Nutritional supplement for dogs and cats)

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

Strategic Initiatives and Growth Plan

Stemtech’s mission is to enhance global wellness and prosperity by supporting the body's natural renewal system through stem cell-based products. The Company plans to continue expanding its presence both domestically and internationally, leveraging its Independent Business Partner (IBP) network. Stemtech Corporation has entered into a joint venture with Innoventure Dynamics LLC in India, creating Stemtech HealthSciences India Pvt Ltd. Stemtech Corporation has entered into a licensing agreement with a third-party distributor in Taiwan and will close the Stemtech Taiwan Holding, Taiwan Branch operation. Additionally, the Company is developing a Direct-to-Consumer (DTC) marketing strategy, allowing for flexible global distribution without upfront inventory requirements.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of accounting contemplates the realization of assets and the settlement of liabilities in the normal course of business. As required by ASC 205-40, management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued.

The Company has incurred recurring operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $33.4 million and a working capital deficiency of approximately $9.2 million as of September 30, 2025. The Company has historically relied on external financing, including issuances of equity, preferred stock, and convertible debt, to fund operations. Based on the Company’s current cash position, projected operating expenditures, and the timing of expected capital raising activities, management has concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements.

Management’s Mitigation Plans

Management has implemented and is pursuing several plans intended to mitigate the conditions giving rise to substantial doubt. These plans include:

1.	Capital Raising Activities
o	The Company is actively engaged in discussions with institutional and accredited investors for a private placement of common stock expected to raise approximately $5–7 million by Q4 2025.
o	The Company has engaged placement agents and received initial indications of interest.
o	Proceeds are expected to support working capital, inventory procurement, and the repayment of short-term obligations.
2.	Debt and Convertible Financing
o	The Company is negotiating a convertible debt facility of up to $3 million, expected to close by Q1 2026, to provide interim liquidity.
o	The Company expects to use proceeds to fund operating activities and acquisition-related diligence costs.
3.	Operational Initiatives and Scenario Planning
o	Management has identified cost reductions of approximately $0.5 million per year (20% reduction in monthly operating expenses) through vendor renegotiations and elimination of non-core overhead.
o	Revenue-enhancement initiatives include expansion into new international markets beginning Q1 2026 and continued growth of distributor networks, which are projected to increase quarterly revenues by 15–20% relative to Q3 2025.
o	The Company is pursuing joint venture arrangements that may produce incremental revenue with minimal capital outlay, as JV partners are expected to fund inventory and operating costs.
4.	Contingency Actions
o	If capital raising efforts are delayed or result in lower-than-expected proceeds, management has identified additional cost-saving actions of up to $1.0 million annually, which include further reductions in headcount, deferred capital expenditures, and suspension of non-essential programs.
o	Management and the Board are also evaluating strategic alternatives, including potential partnerships, licensing opportunities, and other transactions that could provide additional liquidity.

Evaluation of Mitigation Plans

Management’s plans are designed to address liquidity needs for at least the twelve-month period following issuance. However, the Company’s ability to execute these plans is subject to market conditions and investor participation that are not entirely within the Company's control. At the date of issuance of these financial statements:

•	The capital raise and convertible debt financing are not yet committed;
•	Certain cost-reduction initiatives are in progress but not fully implemented; and
•	Expected revenue increases from market expansion and joint ventures are not yet realized.

Accordingly, while management believes its plans will improve liquidity, management has concluded that substantial doubt about the Company's ability to continue as a going concern is not alleviated.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On September 30, 2025, the uninsured cash balance amounted to approximately $0.00.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. The Company has adopted this ASU for the quarter ended September 30, 2025 and is evaluating the impact on its disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosure requirements related to the effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU for the quarter ended September 30, 2025 and is incorporating the updated disclosures.

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

For the period ended September 30, 2025 and 2024, the dilutive effect of 14,448,206 and 14,448,206, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	September 30,	December 31,
	2025	2024
Finished goods	$234,614	$197,355
Raw materials	–	–
Total Inventory	$234,614	$197,355

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at September 30, 2025 and December 31, 2024. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,948,797)	(2,823,167)
Total	$2,250,528	$2,376,158

The estimated future amortization as of September 30, 2025 is as follows:

Year ending December 31,
2025	$41,873
2026	167,492
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,208,666

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

Lease expense related to operating leases was $0 for the year ended December 31, 2024. As of September 30, 2025, the Company has no operating lease commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	September 30, 2025	December 31, 2024
Notes payable (3)	$2,361,208	$2,046,001
Total Notes payable	2,361,208	2,046,001
Convertible notes payable, net of discount (4)	1,760,795	1,769,583
Total notes payable, net of discount of as of September 30, 2025 and December 31, 2024, respectively	$4,122,003	$3,815,584

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

On April 11, 2023, the Company amended its Promissory Note with MCUS, resulting in the conversion price being fixed at $0.05. Since the Promissory Note is not significantly different after the amendment, the note was treated using modification accounting. After eliminating the bifurcated derivative liability, the Company recorded a gain of $171,362 on settlement of derivative liabilities. On May 1, 2023, the Company partially settled its debt with MCUS by agreeing to issue 7,739,938 shares of common stock, of which 5,121,200 were issued, resulting in a loss on extinguishment of $79,212. The Company retains an obligation towards MCUS, entailing the issuance of 2,618,738 shares of common stock valued at $130,987, which is included in accounts payable and accrued expenses as of September 30, 2023. On August 11, 2023, the Company issued the remaining 2,559,600 shares of common stock.

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

As of September 30, 2025, the outstanding gross principal balance for the three convertible notes, net of discounts was $1,454,278, $0 and $0, and the remaining unamortized debt discount for each note was $0, $0, and $0, respectively.

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

The aggregate balance of convertible notes payable, net of discount, as of September 30, 2025 and December 31, 2024 was $1,725,989 and $1,769,583 respectively.

As of September 30, 2025, the company owed outstanding principal balance of convertible promissory notes $141,964 and $25,000 to its Chief Operating officer and President Mr. John W Meyer and Director Mr. Darryl V Green.

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

As of September 30, 2025 and December 31, 2024, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the nine months ended September 30, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $856,918 receiving $620,875 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and repayments made are a reduction of the liability. As of September 30, 2025, there was an outstanding balance net of discount of $748,991 (December 31, 2024 - $673,611).

Note 9 – Stockholders’ Deficit

On October 31, 2025, the Company amended its articles of incorporation to increase the number of authorized shares of common stock of the Company to 1,500,000,000.

Stock issuance for services and stock based compensation

During the quarters ended September 30, 2025 and 2024, the Company also recognized $110,665 and $110,665, respectively, of expense relating to the vesting of common stock issued to the Company’s Chairman and CEO.

For details of common stock issued in 2024 for services and acquisitions, see the Company’s Form 10-K for the year ended December 31, 2024.

Note 10 – Related Parties

Notes Payable and Accrued Interest – Related Parties

Loans From Executive Officers

Year ended December 31, 2024

•	Loan from President & COO
During 2024, John W. Meyer, President and Chief Operating Officer, provided a short-term working capital loan of $105,000 bearing interest of 18% per annum, to support operating liquidity.
The loan is unsecured and payable on demand unless otherwise renegotiated.

Nine months ended September 30, 2025

•	Additional Loan from President & COO
On February 20, 2025, Mr. Meyer provided an additional $25,000 working capital loan under substantially the same terms (18% interest, unsecured, payable on demand).
The purpose of the loan was to fund short-term operating needs during a period of cash constraints.

As of September 30, 2025, the aggregate related-party loan balance, including accrued interest, totaled $147,610.

These loans create liquidity risk if not refinanced or repaid; however, management and the Board believe the terms are reasonable given the Company’s financial condition.

Equity-Based Compensation to Executive Officers and Directors

2024 Transactions

•	CFO Compensation:
On March 19, 2024, the Company issued 900,000 shares to the Chief Financial Officer as equity compensation in lieu of cash salary, valued at $45,000 ($0.05 per share). The purpose was to conserve cash while aligning compensation with performance.
•	Directors’ Compensation:
On the same date, the Company issued 5,000,000 shares (1,000,000 each to five directors) at a fair value of $150,000 ($0.05 per share) as stock-based compensation for director services.

•	CEO/Chairman Stock Compensation Amortization:
The Company recognized $440,256 of stock-based compensation expense related to historical awards to the Chairman and CEO, amortized over 82 months through December 2024.

Nine Months Ended September 30, 2025

Director Compensation:
On March 6, 2025, the Company issued 1,000,000 shares to each of five directors (5,000,000 total shares), valued at $150,000 ($0.03 per share), for board service during the period.

CEO/Chairman Stock Compensation Amortization:
The Company recognized $328,388 of compensation expense related to previously granted awards to the Chairman and CEO, continuing the amortization schedule described above.

Aggregate Impact

For the nine months ended September 30, 2025, total related-party equity compensation expense recognized was $478,388.

These transactions impact reported net loss, stockholders’ equity, and share count.

Governance, Approval, and Risk Considerations

All related-party transactions were reviewed and approved by the independent members of the Board of Directors.
Key risks associated with related-party financing include:

•	Dependence on executives for short-term liquidity
•	Potential conflicts of interest in compensation arrangements
•	Dilution to existing shareholders from non-cash equity awards
•	Concentration of financing from insiders

Management believes the terms of the above transactions were reasonable given the Company’s financial condition and represent the most practical sources of capital during the periods presented.

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

As of September 30, 2025, and 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

As of the date of this filing, the Company was in default under certain Merchant Cash Advance (“MCA”) financing agreements. The lenders have filed legal proceedings seeking recovery of outstanding balances. These balances continue to be fully reflected as liabilities within the Company’s condensed consolidated balance sheet as of September 30, 2025.

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

Implications of Being an Emerging Growth Company

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of at least $1.07 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in nonconvertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30, 2025.

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

Our product line includes:

•	Stemrelease3™ – the release of the body’s own adult stem cells
•	StemFlo Advanced® - circulation of adult stem cells through the bloodstream
•	MigraStem® - migration of stem cells from the bloodstream into the tissues in need of support
•	Cellect One® Shield HOCL (Hypochlorous Acid Skin Care)
•	StemPets™ (Nutritional supplement for dogs and cats)
•	OraStem® Toothpaste: A multi-functional, stem cell-attracting toothpaste that also whitens teeth, freshens breath, and promotes gum health.
•	Cellect One® Rapid Renew Stem Cell Peptide Night Cream: A proprietary formula containing an FDA-patented ingredient, Red Oak Bark, to support deep skin health.

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

To support growth, the Company has:

•	Registered the OraStem® trademark in Mexico (as of August 23, 2022).
•	Filed a new ‘stemceuticals™’ trademark.
•	Outsourced U.S. order fulfillment and customer service to a third-party provider in Mexico, effective August 7, 2023, which has significantly reduced costs.

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

Three-Month Period Ended September 30, 2025 Compared to the Three-Month Period Ended September 30, 2024.

During the three months ended September 30, 2025 and 2024, net sales were $852,300 and $1,031,630 respectively. The current quarter reflects the Company’s ongoing shift toward streamlining operations and focusing on long-term distributor quality and sustainability rather than short-term volume growth. This period of recalibration has allowed us to focus resources on core, high-performing markets and reduce dependency on lower-margin geographies and begin implementing improvements in customer engagement and retention tools, which are expected to yield benefits in upcoming quarters. Phase out promotional pricing structures that, while boosting top-line figures in prior periods, did not align with our margin improvement strategy.

During the three months ended September 30, 2025 and 2024, cost of goods sold was $169,817 compared to $380,205, resulting in a positive variance of $171,398. This improvement in cost of goods sold was driven by the Company’s focus on efficiency improvements and cost management strategies, despite the reduction in sales. The variance reflects our efforts to optimize manufacturing processes and manage raw material costs more effectively, which has positioned the Company well to mitigate the impact of external cost pressures moving forward.

During the quarter ended September 30, 2025 and 2024, our total operating expenses were $1,021,700 and $1,367,895 respectively, reflecting a favorable decrease of $346,195. This reduction was largely attributed to our effective cost management initiatives, which included strategic reductions in commissions and selling and marketing expenses. These efforts reflect our ongoing commitment to enhancing operational efficiency and aligning expenditures with the Company’s long-term growth objectives.

During the quarter ended September 30, 2025 and 2024, total non-operating income (expenses) were $(473,324) and $(454,935), respectively, representing a increase of $18,389. This improvement was primarily driven by a significant reduction in interest expense, which increased to $508,699 in 2025 from $493,544 in 2024 and improvement in other income from $38,609 to $35,375. The decrease in interest expense reflects the Company’s enhanced debt management strategies and ongoing efforts to optimize its capital structure and reduce financing costs.

Our net loss for the quarter ended September 30, 2025 and 2024 was $812,541 and $1,171,405, respectively. The decrease in net loss was primarily due to lower operating expenses associated with strategic investments aimed at positioning the Company for future growth. These investments are expected to drive long-term value as the Company focuses on enhancing its operational infrastructure and expanding its market presence.

Nine-Month Period Ended September 30, 2025 Compared to the Nine-Month Period Ended September 30, 2024.

During the nine months ended September 30, 2025 and 2024, net sales were $2,418,271 and $3,740,000, respectively, reflecting a year-over-year decrease. The decline in net sales for the period is largely attributable to the Company’s ongoing transformation as we continue to prioritize long-term distributor quality and operational efficiency over short-term volume growth. This strategic shift has resulted in a more selective approach to market expansion, focusing on core, high-performing regions while scaling back operations in lower-margin geographies. Additionally, we have phased out certain promotional pricing structures, which had temporarily boosted top-line figures in prior periods but were not aligned with our margin improvement strategy.

Despite these short-term impacts on sales, we are optimistic about the long-term benefits of this recalibration, which includes strengthened customer engagement and retention programs that are expected to contribute to sustainable growth in future quarters. Our focus on operational efficiency and customer loyalty will position us for stronger, more profitable results as we move forward.

During the nine months ended September 30, 2025 and 2024, cost of goods sold was $463,508 compared to $1,057,751, resulting in a positive variance of $594,243. This significant improvement in COGS is primarily the result of the Company’s continued emphasis on operational efficiency and disciplined cost management strategies, despite the decrease in overall sales. The variance reflects our successful efforts to optimize manufacturing processes, negotiate better terms with suppliers, and better manage raw material costs. These initiatives have not only helped to reduce production costs but have also positioned the Company to better absorb external cost pressures in the future. As we continue to streamline operations and focus on high-margin opportunities, we anticipate further improvements in cost control and margin expansion in the upcoming quarters.

During the nine months ended September 30, 2025 and 2024, our total operating expenses were $3,799,873 and $5,101,839, respectively, reflecting a favorable decrease of $1,301,966. This reduction in operating expenses is primarily the result of our focused cost management initiatives, including the strategic reduction of commissions, selling, and marketing expenses. These actions are in line with our commitment to enhance operational efficiency, streamline costs, and ensure that our expenditures are aligned with our long-term growth objectives. As we continue to shift focus toward high-quality distributors and sustainable markets, we expect these cost-saving efforts to contribute positively to profitability in the coming quarters.

During the nine months ended September 30, 2025 and 2024, total non-operating income (expenses) were $(722,437) and $(956,531), respectively, representing a decrease of $234,094. This improvement was primarily driven by a significant reduction in interest expense, which declined to $833,794 in 2025 from $1,041,867 in 2024 and improvement in other income from $111,357 to $85,336. The decrease in interest expense reflects the Company’s enhanced debt management strategies and ongoing efforts to optimize its capital structure and reduce financing costs.

Our net loss for the nine months ended September 30, 2025 and 2024 was $2,567,547 and $3,376,121, respectively, reflecting a decrease of $808,574. The reduction in net loss is largely attributed to our continued focus on cost management and the strategic reduction of operating expenses. This has allowed the Company to better allocate resources towards investments that position us for sustainable future growth. These investments, aimed at strengthening our operational infrastructure and expanding our market presence, are expected to generate long-term value and ultimately drive profitability as we progress in executing our strategic objectives.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $809,406 and $1,170,480 for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, we met our short-term liquidity requirements from issuance of debt.

As of September 30, 2025, our current assets were $1,021,384 compared to $921,746 in current assets at December 31, 2024. As of September 30, 2025, our current liabilities were $10,301,779 compared to $9,009,049 at December 31, 2024. Current liabilities at September 30, 2025 were comprised of $5,342,392 of accounts payable and accrued expenses, $2,361,208 in notes payables, $1,760,795 in convertible notes net of discounts, $748,991 in factoring liabilities and $88,393 of deferred revenues.

During the quarter ended September 30, 2025, the Company experienced liquidity constraints primarily related to its Merchant Cash Advance (“MCA”) financing arrangements. As of the date of this filing, the Company has defaulted under certain MCA agreements, and the respective lenders have initiated legal proceedings seeking repayment of the outstanding balances.

The full outstanding balances of the MCA obligations continue to be reflected as liabilities in the accompanying condensed consolidated financial statements. Management is engaged in ongoing discussions with the lenders to negotiate potential settlements or restructuring of these obligations.

The defaults and related litigation have negatively affected the Company’s liquidity position and may further impact its ability to access additional financing. Management is actively evaluating strategic alternatives to enhance liquidity and stabilize operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2025, net cash flows used in operating activities were $610,584 versus $330,278 a year earlier, which is primarily due to the change in working capital accounts. Amortization of debt discount of $8,788 as well as $125,630 depreciation and amortization expense, and $328,388 of stock compensation expense and $699,870 in stock issued for services.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025 and 2024, there were no significant cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of notes payable. For the nine-month period ended September 30, 2025, net cash provided from financing activities of $390,586 mainly consisted of proceeds from notes payable of 315,206, and net proceeds from factoring agreements of $75,380.

Sales and Liquidity Overview

During the nine months ended September 30, 2025, the Company experienced a temporary decrease in sales of approximately 30% compared with the prior-year period. This reduction was primarily attributable to limited working capital availability that constrained the Company’s ability to replenish inventory and fulfill orders on a timely basis. Despite this short-term funding limitation, demand for the Company’s products remains strong, with consistent order inquiries and customer interest across all major product lines, including stem-cell nutrition, skincare, oral wellness, and pet health products.

Management believes that the sales decline reflects timing and capital constraints rather than a reduction in market demand. The Company continues to observe significant interest in its product portfolio from both existing and new markets, particularly in international regions targeted for expansion.

Strategic Initiatives and Global Expansion

To support long-term growth and meet rising global demand, the Company has recently entered into new strategic arrangements designed to expand its geographic reach and improve operating leverage:

•	In 2025, the Company announced a joint venture in India, under which Stemtech holds a 51% ownership interest in Stemtech HealthSciences India Private Limited, enabling the Company to establish a direct presence in one of the world’s largest and fastest-growing wellness markets.
•	The Company also executed an exclusive distribution and licensing agreement in Taiwan, extending its reach in Asia while leveraging an asset-light structure that minimizes upfront cash investment.

These partnerships are expected to enhance brand visibility, open new distribution channels, and diversify future revenue streams without significant additional capital commitments.

Outlook and Liquidity Actions

Management is actively pursuing inventory financing and additional working capital arrangements to normalize production and inventory availability. Once these initiatives are implemented, the Company expects to recapture deferred sales, restore fulfillment cycles, and resume sequential revenue growth.

Stemtech continues to monitor liquidity closely and is aligning operations with available capital resources. The Company remains confident in its ability to achieve long-term growth objectives as funding constraints are resolved and global distribution continues to expand.

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

Stockholders’ Deficit

Authorized Shares

Effective October 31, 2025, the Company is authorized to issue up to 1,500,000,000 shares of common stock, $0.001 par value. Prior to October 31, 2025, the Company was authorized to issue up to 400,000,000 shares. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Former CEO Litigation

The former CEO of Stemtech HealthSciences Corp. has claimed approximately $267,000 in unpaid compensation relating to periods before current management took over in 2018. The Company disputes the claim and has filed a counterclaim. The case is ongoing.

Based on management’s assessment, a loss of $267,000 is considered probable, and this amount has been fully accrued as of September 30, 2025. The Company cannot estimate any additional loss at this time.

MCA Lender Actions
Some lenders under the Company’s Merchant Cash Advance (“MCA”) agreements have filed legal actions alleging defaults and demanding repayment. These matters are still at an early stage.

The Company continues to carry the entire MCA balances as liabilities. Management believes that any loss above the recorded amounts is reasonably possible, but the amount of any additional loss cannot be estimated at this time. The Company intends to defend these claims.

Liquidity Impact
These matters may increase legal expenses or accelerate payments, which could affect liquidity. Management is taking steps to address these uncertainties through planned financing and cost controls.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Stemtech Corporation

Date: November 19, 2025	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

