Form 10-K
period 2025-12-31
Stemtech Corp
filed 2026-05-29
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Common Shares - $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2025 was approximately $5,645,051. For purposes of this computation only, all officers, directors and 5% or greater stockholders of the registrant are deemed to be “affiliates.”

As of May 26, 2026, the registrant had 2,067,960,034 shares of common stock with par value $0.001 issued and outstanding. The increase from 425,980,711 shares at December 31, 2025 reflects common stock issuances made subsequent to the balance sheet date.

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

ii

PART I

Item 1: Description of Business

Stemtech Corporation and its Subsidiaries (collectively, the “Company”, or “Stemtech”) was incorporated in the State of Nevada, USA on September 4, 2009 under the name Globe Net Wireless Corp. with ticker symbol “GNTW”. Our corporate name was changed to Stemtech Corporation in the state of Nevada in August 2021. On August 19, 2021, Stemtech Corporation, a Delaware corporation (the “accounting acquirer”), completed a reverse merger with Globe Net Wireless Corp., the Nevada legal registrant and continuing SEC reporting entity. The historical financial statements presented reflect the operations of Stemtech Corporation (Delaware) as the accounting acquirer for financial reporting purposes. We were listed on the OTCQB market under symbol “STEK” in April 2021. Stemtech is a global network marketing company that develops science-based products that it believes supports wellness by helping the body maintain healthy stem cell physiology, also known as stem cell enhancers. Known as the Stem Cell Nutrition Company®, the Company is a pioneer in stem cell science, and believes it can demonstrate that adult stem cells function as the natural renewal system of the body. The Company believes our products enhance and support the work of the body’s stem cells by releasing more stem cells, helping to circulate them in the blood and migrate them into tissues, where they can perform their daily function of renewal for optimal health. Our Mission is to enhance wellness and prosperity around the world. These products are marketed internationally by the Companies subsidiaries and through independent distributors. The Company markets its products under the following brands: RCM System, stemrelease3™, StemFlo® MigraStem® and OraStem® (Oral Health Care). Stemtech also introduced a new skincare product in December 2022: Cellect One® Rapid Renew Stem Cell Peptide Night Cream. In January 2025, the Company introduced Cellect One® Shield HOCL – (Hypochlorous Acid) skin care product.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Stemtech Corporation (Parent) and its thirteen (13) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech IP Holdings, LLC (U.S.A.)
3.	Stemtech Canada, Inc. (“Canada”)
4.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”) - Non-Trading
5.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”) - Non-Trading
6.	Tecrecel Mexico SA de CV (“TME”)
7.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”) - Non-Trading
8.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”) - Non-Trading
9.	Stemtech Taiwan Holding, Inc. (“Taiwan”) - Non-Trading
10.	Stemtech Taiwan Branch
11.	Tecrecel S.A. (“Ecuador”) - Non-Trading
12.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
13.	Life Factor Research (“LFR”)

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

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files and emails.

We engaged and used the advice of a third-party consultant to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers have recommended periodic evaluations of the work stations.

We have multiple controls in place in order to prevent breaches, some of these controls include:

a.	MFA/2FA, this is our first AND most important first line of defense, no one should have MFA bypassed or disabled, with no exceptions.
b.	Email Banner for external emails. This banner assists us to identify any phishing / impersonation email and cannot be bypassed.
c.	Conditional Access Policy (CAP): Rejects connections to Exchange Online from un-authorized countries. As of the date of this filing, we are further enhancing this control by implementing ACL's (access lists) in our CRM and ERP systems and any other mission critical platform. ALL platforms should have MFA enforced, any platform not supporting MFA in 2025 is deemed high-risk and immediately replaced as it is obsolete and poses high-risk to the Company.

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

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

On August 6, 2019, the former CEO (prior to the Company’s bankruptcy proceedings) filed a lawsuit against the Company’s subsidiary, Stemtech Health Sciences Corp., alleging unpaid salary and vacation pay related to a period prior to the current management team assuming control in 2018. The total claim is for approximately $267,000. The Company has filed a counterclaim against the former CEO and considers his claims to be without merit.

As of December 31, 2025, and 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

As of the date of this filing, the Company was in default under certain Merchant Cash Advance (“MCA”) financing agreements. The lenders may proceed with legal proceedings seeking recovery of outstanding balances. These balances continue to be fully reflected as liabilities within the Company’s condensed consolidated balance sheet as of December 31, 2025.

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

QUARTER ENDED	HIGH	LOW
December 31, 2024	$0.0600	$0.0400
March 31, 2025	$0.0350	$0.0305
June 30, 2025	$0.0314	$0.0270
September 30, 2025	$0.0134	$0.0109
December 31, 2025	$0.0008	$0.0007

Holders of Stemtech’s Common Stock

The Company had 115 registered holders of its common stock as of May 26, 2026.

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

Item 6. [Reserved].

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

Company Overview

Globe Net Wireless Corp was incorporated in the State of Nevada, USA on September 4, 2009 with ticker symbol “GNTW”. On August 19, 2021, Stemtech Corporation (“Stemtech”), a (Delaware corporation), entered into a Merger Agreement (the “Merger Agreement”) with Globe Net Wireless Corp. (“Globe Net” or “GNTW”) in exchange for the issuance of 37,060,000 shares of the Company, approximately 85% of the issued and outstanding shares of the Company. Our corporate name was changed to Stemtech Corporation in the state of Nevada in August 2021. On November 19, 2021, the Company adopted an Amendment to its Articles changing the name of the Corporation to Stemtech Corporation in the state of Nevada, and on April 14, 2022, FINRA gave final approval for said name change. Stemtech has pioneered and patented a whole new category of stem cell dietary supplements.

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

While sales of products obviously create the cash flow, our real business model is not just “sales”, but lateral penetration. We do this through our IBPs - “Independent Business Partners” Sales Force, and we invest much energy in growing our IBPs. Post funding, Stemtech is projecting the addition of 30,000 new independent business partner reps over the next 12 to 24 months, adding to the existing IBPs. IBPs are incentivized to build their network, attracting additional industry leaders. IBPs are a testimonial to our product and business model, lowering our customer acquisition costs. Our IBPs offer highly flexible yet steady income which is most adapted to todays “Laptop & Cellphone Lifestyle”, with structured and organized weekly Corporate training calls, a personalized website, back-office tracking, oversight and management Tools, Reports, Training Materials and Social Sharing. Management conservatively believes we can reinvigorate sales to be more consistent with the company’s previous revenue historically, as Stemtech has been recognized 4 times in the Inc 5000 Magazine’s list of fastest growing companies. Below this IBP level, we plan to have our “DTC” (Direct To Consumer) network marketing Distribution model. This integrative model allows us an immediate global presence and ability to operate in multiple countries on every continent. With a 10% money back guarantee, This method requires no up-front or required buy-in of inventory by customers, with monthly shipments available for known recurring sales. This platform has us now operating at the intersection of the ecommerce economy, social economy and gig economy.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our most critical accounting estimates include: (i) Going Concern Assessment — judgment regarding future revenue recovery and ability to raise capital; (ii) Goodwill and Intangible Asset Impairment — estimation of future cash flows to support carrying values of $467,409 goodwill and $2,208,663 intangible assets; and (iii) Fair Value of Convertible Debentures — assessment of bifurcation criteria and fair value measurement under ASC 815. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. Management believes that there are no critical accounting estimates in these consolidated financial statements.

New Accounting Pronouncements

We do not expect recent accounting pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 in the accompanying consolidated financial statements for additional information.

Results of Operations

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or liabilities that may be necessary should we be unable to continue operations. We expect to require additional capital to support our long-term operating requirements and may seek to raise such capital through the issuance of equity or debt securities, among other financing alternatives.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.

Net sales for the year ended December 31, 2025 were $2,876,380, compared to $5,053,690 for the year ended December 31, 2024, representing a decrease of $2,177,310. The decline in net sales was primarily attributable to the stock-outs and supply disruptions on specific high-demand product lines during the year. While the Company maintained a positive inventory balance of $217,338 at year-end (above the prior year balance of $197,355), certain key products were unavailable for distributor fulfilment during significant portions of FY2025. This supply disruption was compounded by working capital constraints that limited the frequency and volume of replenishment purchase orders.

Total operating expenses decreased to $5,018,487 for the year ended December 31, 2025 from $6,113,773 for the year ended December 31, 2024, a reduction of $1,095,286. The decrease was primarily driven by lower operating activity associated with reduced revenues.

Total other expense, net, was $1,340,793 for the year ended December 31, 2025, compared to $1,386,274 for the prior year. Interest expense decreased to $1,452,150 in 2025 from $1,579,370 in 2024, primarily reflecting lower financing costs and improved debt management activities. During 2024, the Company recognized a gain on extinguishment of debt of $107,733, while no comparable gain was recognized in 2025. Other income and expense, net, increased to $111,357 in 2025 from $85,363 in 2024.

As a result of the foregoing, net loss for the year ended December 31, 2025 was $4,049,840 compared to a net loss of $3,772,701 for the year ended December 31, 2024. The increase in net loss was primarily attributable to lower revenue, continued fixed operating expenses, and the absence of the gain on extinguishment of debt recognized during the prior year, partially offset by lower interest expense.

Liquidity and Capital Resources

We have not yet achieved profitability and cannot provide assurance as to when, or if, we will become profitable. We incurred net losses of $4,049,840 and $3,772,701 for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we funded our short-term liquidity requirements primarily through existing cash balances and financing activities. Financing sources during the year included proceeds from notes payable of $290,553 and net proceeds from factoring arrangements of $169,457. As a result, net cash provided by financing activities totaled $460,010 for the year ended December 31, 2025.

As of December 31, 2025, current assets were $457,062, compared to $921,746 as of December 31, 2024. The decrease in current assets was primarily attributable to the elimination of accounts receivable and a significant reduction in prepaid expenses, partially offset by a modest increase in inventory.

Current liabilities increased to $10,854,013 as of December 31, 2025 from $9,009,049 as of December 31, 2024. The increase was primarily attributable to higher accounts payable, notes payable, and factoring obligations incurred to support operations and liquidity needs.

Current liabilities as of December 31, 2025 consisted primarily of $5,677,261 in accounts payable and accrued expenses, $2,336,554 in notes payable, $1,825,645 in convertible debentures, $843,068 in factoring liabilities, and $171,485 in deferred revenue.

Stockholders’ deficit increased to $7,704,399 as of December 31, 2025 from $5,226,804 as of December 31, 2024. The increase in stockholders’ deficit was primarily attributable to the net loss incurred during the year, partially offset by increases in additional paid-in capital related to equity issuances and debt conversions.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2025, net cash used in operating activities was $483,583, primarily attributable to a net loss of $4,049,840, partially offset by non-cash charges and favorable changes in working capital.

Non-cash adjustments primarily consisted of stock issued for services of $1,126,671, stock-based compensation expense of $439,054, depreciation and amortization expense of $167,495, and amortization of debt discount of $56,062.

Changes in operating assets and liabilities primarily included an increase in accounts payable and accrued expenses of $1,158,870, an increase in prepaid expenses and other current assets of $197,865, an increase in deferred revenues of $170,022, a decrease in accounts receivable of $269,749, a decrease in inventory of $19,983, and an increase in long-term deposits of $452.

Cash Flows from Financing Activities

We have historically financed our operations primarily through debt financing, factoring arrangements, and the issuance of equity securities. For the year ended December 31, 2025, net cash provided by financing activities was $460,010.

Financing activities during the year primarily consisted of $290,553 in proceeds from notes payable and $169,457 in net proceeds from factoring arrangements.

Plan of Operation and Funding

The Company expects to fund its operations over the next twelve months primarily through: (i) the Leviston Resources, LLC senior secured convertible facility (up to $7.0 million aggregate, of which approximately $1.56 million had been funded as of December 31, 2025 — note that funding is at the lender’s sole discretion and the Company cannot guarantee that additional draws will be made available); (ii) continued issuances of equity securities including shares issued pursuant to convertible note conversion agreements; (iii) short-term director loans as a supplemental liquidity backstop; and (iv) proceeds from the factoring arrangement. Investors should note that reliance on the Leviston facility represents a significant risk factor, as the lender retains full discretion over future funding. There is no assurance that the remaining facility capacity will be made available to the Company.

In April 2026, the Company secured financing to support the production of approximately $2.5 million of inventory intended to improve product availability and support anticipated customer demand. Post-Balance Sheet Equity Issuances: Between January 1, 2026 and March 31, 2026, the Company issued 1,223,835,979 shares of common stock, bringing total shares outstanding to 1,649,816,690 as of March 31, 2026, as verified by the Company’s transfer agent Empire Stock Transfer. These issuances were comprised entirely of conversions of outstanding convertible debt obligations by SOHO FO LLC and 1800 Diagonal Lending LLC pursuant to the terms of existing convertible note agreements; no cash proceeds were received by the Company. As of May 26, 2026, total shares outstanding were 2,067,960,034. The continued conversion of convertible debt into equity results in significant dilution to existing stockholders.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stockholders’ Deficit

Authorized Shares

Effective 2025, the Company is authorized to issue up to 1,500,000,000 shares of common stock, $0.001 par value. Prior to May 5, 2023, the Company was authorized to issue up to 200,000,000 shares (see Note 9). Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Commitments and Contingencies

None.

Financing

On March 27, 2023, the Company entered into a Senior Secured Convertible Promissory Note with Leviston Resources, LLC providing for borrowings of up to an aggregate principal amount of $7,000,000, subject to funding at the lender’s discretion. As of December 31, 2025, Leviston Resources, LLC had funded four tranches totaling $1,561,660, consisting of advances of $1,000,000, $250,000, $250,000, and $61,660, respectively. The remaining $5.4 million funding is at the lender’s sole discretion and the Company cannot guarantee that additional draws will be made available.

The note bears interest at a rate of 7% per annum and is convertible into shares of the Company’s common stock at a conversion price initially equal to 125% of the closing bid price of the Company’s common stock on the applicable funding date, subject to certain adjustments as provided in the agreement.

We anticipate that additional capital may be required to fund future operations and support business growth initiatives. Any future equity financings may be dilutive to existing stockholders, and newly issued securities may provide for rights, preferences, or privileges senior to those of existing stockholders. In addition, future financing arrangements may include the issuance of convertible securities, warrants, or other equity-linked instruments that could result in further dilution.

The Company may incur significant expenses in connection with future financing transactions, including legal, accounting, and advisory fees. Certain financing instruments, such as convertible debt and warrants, may also result in the recognition of substantial non-cash expenses.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, investor demand, our operating performance, and conditions within our industry. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate capital is not available when needed, the Company may be required to reduce, delay, or suspend certain operating and strategic initiatives.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Stemtech Corporation

Consolidated Financial Statements

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stemtech Corporation and Subsidiaries
4851 Tamiami Trail North, Suite 200

Naples, FL 34103

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stemtech Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows, for the year ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has an accumulated deficit and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and Impairment Assessment of Intangible Assets and Goodwill

As of December 31, 2025, the Company reported significant balances related to intangible assets and goodwill arising from prior acquisitions, including patents, trade names, and distributor relationships. The Company has experienced recurring operating losses, and substantial doubt exists regarding its ability to continue as a going concern. The impairment assessment of intangible assets and goodwill involved significant management judgment in evaluating projected cash flows, discount rates, growth assumptions, useful lives, and impairment indicators under ASC 350. In addition, the Company’s revenues and operating performance raised questions regarding the recoverability of certain intangible asset balances. Because auditing the valuation and impairment assessment of intangible assets and goodwill involved significant estimation uncertainty, subjective assumptions, and especially challenging auditor judgment, we determined that the valuation and impairment assessment of intangible assets and goodwill was a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the valuation and impairment assessment of intangible assets and goodwill included, among others, the following:

•	We obtained and evaluated management’s impairment analyses for intangible assets and goodwill.
•	We assessed whether impairment indicators existed based on recurring operating losses, liquidity concerns, market capitalization, and overall financial performance.
•	We evaluated the reasonableness of key assumptions utilized by management, including projected cash flows, discount rates, growth rates, and useful life assumptions.
•	We tested the mathematical accuracy of the impairment models and assessed the consistency of assumptions with historical operating results and industry trends.
•	We evaluated whether trade names classified as indefinite-lived assets continued to meet the criteria for indefinite-life classification.
•	We assessed the adequacy of related financial statement disclosures regarding impairment assessments, valuation methodologies, and significant assumptions applied by management.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

May 29, 2026

PCAOB ID Number 6797

Stemtech Corporation

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash	$238,245	$255,298
Accounts receivable, net	–	269,749
Inventory, net	217,338	197,355
Prepaid expenses and other current assets	1,479	199,344
TOTAL CURRENT ASSETS	457,062	921,746

Property and equipment, net		–
Intangible assets, net	2,208,663	2,376,158
Other long term assets	–	–
Long term deposits	16,480	16,932
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,149,614	$3,782,245

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,410,261	$4,251,391
Notes payable	2,336,554	2,046,001
Convertible debentures, net of discount	1,825,645	1,769,583
Deferred revenues	171,485	1,463
Factoring liability	843,068	673,611
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	10,587,013	8,742,049

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	10,587,013	8,742,049

COMMITMENTS AND CONTINGENCIES (Note 12)	267,000	267,000

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 1,500,000,000 shares authorized; 425,980,711 and 135,756,053 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	425,981	135,756
Additional paid in capital	27,632,897	26,357,397
Accumulated other comprehensive loss	(139,757)	(146,277)
Accumulated deficit	(34,877,757)	(30,831,052)
Stemtech Corporation shareholders’ deficit	(6,958,636)	(4,484,176)
Non-controlling interest in subsidiaries	(745,763)	(742,628)
Net loss	–	–
TOTAL STOCKHOLDERS EQUITY	(7,704,399)	(5,226,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,149,614	$3,782,245

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For The Twelve Months Ending
	December 31,
	2025	2024

NET SALES	$2,876,380	$5,053,690

COST OF GOODS SOLD:
Cost of goods sold	496,802	1,216,413
Freight-in	70,138	109,931
TOTAL COST OF GOODS SOLD	566,940	1,326,344

GROSS PROFIT	2,309,440	3,727,346

OPERATING EXPENSES:
Commissions	436,972	780,772
Selling and marketing	27,203	99,178
General and administrative	4,554,312	5,233,823
Research and development	–	–
TOTAL OPERATING EXPENSES	5,018,487	6,113,773

OPERATING LOSS	(2,709,047)	(2,386,427)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	–
Interest expense	(1,452,150)	(1,579,370)
Other income and expenses, net	111,357	85,363
Gain on settlement of derivative liabilities	–	–
Gain (loss) on extinguishment of debt	–	107,733
Loss on disposal of assets	–	–
TOTAL OTHER INCOME (EXPENSE)	(1,340,793)	(1,386,274)

INCOME (LOSS) BEFORE INCOME TAXES	(4,049,840)	(3,772,701)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	(4,049,840)	(3,772,701)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,135)	(3,135)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,046,705)	$(3,769,566)

Net loss per common share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Shares used to compute loss per share
Basic	169,819,631	118,697,641
Diluted	169,819,631	118,697,641

Comprehensive loss
Net loss	$(4,046,705)	$(3,769,566)
Change in foreign currency translation adjustments	6,520	(336,780)
Comprehensive loss available to common stockholders	$(4,040,185)	$(4,106,346)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income		Non- controlling	Total Stockholders'
	No. of Shares	Amount	Capital	Deficit	(Loss)	Sub total	Interest	Deficit
Balance at December 31, 2022	53,442,147	$53,442	19,391,400	(21,631,241)	(247,760)	(2,434,159)	(737,759)	(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380	–	–	19,890	–	19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	104,989	24,726,722	(27,061,486)	190,503	(2,039,272)	(739,493)	(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,257	–	–	440,256	–	440,256
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,992	462,819	–	–	474,811	–	474,811
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	290,224,658	290,226	836,447	–	–	1,126,671	–	1,126,671
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	6,520	6,520	–	6,520
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(4,046,705)	–	(4,046,705)	–	(4,046,705)
Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)

See accompanying Notes to Consolidated Financial Statements

Stemtech Corporation

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,049,840)	$(3,772,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,495	344,466
Amortization of right of use asset	–	70,820
Operating lease liabilities	–	(66,866)
Stock compensation expense	439,054	440,256
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	56,062	362,404
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders	–	–
Stock issued for services	1,126,671	746,374
(Gain) loss on extinguishment of debt	–	(107,733)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	269,749	(208,255)
Inventory	(19,983)	(149,030)
Prepaid expenses and other current assets	197,865	(22,619)
Accounts payable and accrued expenses	1,158,870	1,809,486
Long term deposits	452	6,776
Operating lease liabilities	–	–
Deferred revenues	170,022	(54,576)
Net cash used in operating activities	(483,583)	(601,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	290,553	274,689
Net proceeds from factoring arrangement	169,457	529,667
Repayment of note payable	–	(282,034)
Stock issued for cash	–	474,811
Proceeds from note payable - related parties	–	81,976
Net cash provided (used) by financing activities	460,010	1,079,110

Effects of currency translation on cash	6,520	(336,780)

Net increase (decrease) in cash	(17,053)	141,132

Cash, beginning of period	255,298	114,166

Cash, end of period	$238,245	$255,298

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$6,821
Cash paid for income taxes	$–	$–

See accompanying Notes to Consolidated Financial Statements

STEMTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The consolidated financial statements include the accounts of Stemtech (Parent) and its thirteen (13) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech IP Holdings, LLC (U.S.A.)
3.	Stemtech Canada, Inc. (“Canada”)
4.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”) - Non-Trading
5.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”) - Non-Trading
6.	Tecrecel Mexico SA de CV (“TME”)
7.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”) - Non-Trading
8.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”) - Non-Trading
9.	Stemtech Taiwan Holding, Inc. (“Taiwan”) - Non-Trading
10.	Stemtech Taiwan Branch
11.	Tecrecel S.A. (“Ecuador”) - Non-Trading
12.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
13.	Life Factor Research (“LFR”)

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $34.9 million and a working capital deficiency of approximately $10.4 million at December 31, 2025. The Company has funded its activities to date almost exclusively from debt and equity financing. Additionally, as of the date of this filing, the Company is in default under certain Merchant Cash Advance (“MCA”) financing agreements, with lenders will proceed with legal proceedings seeking recovery of outstanding balances. These defaults create the risk of acceleration of obligations and may trigger cross-default provisions under other debt instruments. These conditions, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

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

Cash

The Company considers all highly liquid temporary investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had cash and cash equivalents of $238,245 and $255,298 as of December 31, 2025 and 2024, respectively. The Company maintains certain cash balances at several institutions located outside the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory is comprised of finished goods and raw materials and is valued at the lower of cost or market, using the “first-in, first-out” method in determining cost. Management evaluates the allowance for inventory obsolescence on a regular basis and has determined that no allowance for slow moving or obsolete inventory is necessary as at December 31, 2025 and 2024.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of December 31, 2025 and 2024 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

Allowances for product returns are provided at the time the sale is recorded. This liability is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to one year following the original sale. As of both December 31, 2025 and 2024, the Company had a reserve for sales returns of approximately $0 and $7,000, which is included in accrued liabilities in the accompanying consolidated balance sheets.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2025 and 2024 consolidated financial statements and did not recognize any liability with respect to unrecognized tax positions in its consolidated balance sheet.

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

The Company adopted ASU 2023-09 effective January 1, 2025, as required for public business entities. The standard requires disclosure of income tax rate reconciliation information using both dollar amounts and percentages, and disaggregated disclosure of income taxes paid by jurisdiction. For the year ended December 31, 2025, the Company had no income taxes paid to any U.S. federal, U.S. state or local, or foreign jurisdiction ($nil in both FY2025 and FY2024), consistent with the Company's $nil income tax provision. The rate reconciliation table in Note 13 has been updated to present both dollar amounts and percentages as required. ASU 2023-07 (Segment Reporting) is effective for annual periods beginning after December 15, 2023 and has been adopted; no material changes to the Company's segment disclosures resulted from adoption.

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

For the years ended December 31, 2025 and 2024, the dilutive effect of 169,819,631 and 118,697,641, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	December 31,	December 31,
	2025	2024
Finished goods	$217,338	$197,355
Raw materials	–	–
Total Inventory	$217,338	$197,355

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at December 31, 2025 and 2024. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Allocation
Tangible Assets Acquired:
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(2,990,662)	(2,823,168)
Total	$2,208,663	$2,376,158

Estimated future amortization as of December 31, 2025 is as follows:

Year ending December 31,
2026	$167,492
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,166,793

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

Note 5 – Operating Lease Commitments

The Company previously leased approximately 5,000 square feet of office space in Miramar, Florida. The lease expired on September 30, 2024, and was not renewed. Following expiration, the Company adopted an asset-light model with administrative staff working remotely. International operations in Malaysia, Taiwan, Mexico, and Ecuador are conducted from employee home offices and shared facilities under short-term arrangements that qualify for the ASC 842 short-term lease practical expedient (terms of 12 months or less at inception). Accordingly, no right-of-use assets or lease liabilities are recognized as of December 31, 2025.

Lease expense related to operating leases was immaterial for the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company had no operating lease obligations or commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	December 31,	December 31,
	2025	2024
Notes payable	$2,336,554	$2,046,001
Total Notes payable	2,336,554	2,046,001
Convertible notes payable, net of discount	1,825,645	1,769,583
Total notes payable & Convertible debentures	$4,162,199	$3,815,584

On May 1, 2023, the Company amended its convertible promissory note agreement with Sharing Services Global Corporation (“SHRG”), which was subsequently assigned to American Pacific Bank – DSS. Under the amended agreement, SHRG capitalized accrued interest of $222,556 and waived its conversion rights under the original agreement. As a result of the amendment, the promissory note was no longer considered convertible and has been classified as notes payable in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the outstanding balance related to this note was $1,492,340 and $1,349,915, respectively.

On October 24, 2023, November 20, 2023 and January 4, 2024, the Company entered into three promissory notes with an investor for aggregate proceeds of $475,000. The notes accrue interest at 12% per annum and matured in March 2025. Accrued interest related to these notes totaled $45,792 as of December 31, 2025 and was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2025 and 2024, the outstanding principal balance on these notes was $475,000.

During 2021 and 2022, the Company issued various convertible promissory notes with maturity dates ranging from nine months to three years and interest rates ranging from 8% to 12% per annum. Certain financing arrangements included the issuance of common stock and warrants, which were recorded at fair value and recognized as debt discounts.

During 2022 and 2023, the Company entered into several debt modification, extension, settlement, and conversion agreements with certain noteholders, including MCUS LLC and Leonite Fund 1, LP. These transactions included amendments to conversion terms, extensions of maturity dates, issuances of common stock and warrants, settlements of outstanding obligations, and conversions of debt into equity. As a result of these transactions, the Company recognized gains and losses on extinguishment of debt and settlement of derivative liabilities, which are included in other income (expense) in the accompanying consolidated statements of operations.

On March 27, 2023, the Company entered into an investment agreement with an institutional investor for financing of up to $7,000,000 through a senior secured convertible promissory note (the “2023 Note”), together with related share purchase and warrant agreements. The note bears interest at 7% per annum and includes an original issue discount of 12%. Funding under the agreement is discretionary by the investor and subject to certain conditions. As of December 31, 2025, the Company had received aggregate funding of $1,561,660 under the agreement.

As of December 31, 2025, the aggregate outstanding balance of convertible notes payable, net of unamortized discount, was $1,825,645, compared to $1,769,583 as of December 31, 2024.

As of December 31, 2025, the Company had outstanding related-party convertible promissory notes with principal balances of $153,257 and $25,000 payable to the Company’s Chief Operating Officer and President, Mr. John W. Meyer, and director, Mr. Darryl V. Green, respectively.

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

As of December 31, 2025 and December 31, 2024, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the year ended December 31, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $856,918, receiving $620,875 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of December 31, 2025, there was an outstanding balance of $843,068 compared to $673,611 as of December 31, 2024.

Note 9 – Stockholders’ Deficit

During 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 1,500,000,000 shares. As of December 31, 2025, there were 425,980,711 shares of common stock issued and outstanding.

Stock Issued for Services and Stock-Based Compensation

During the year ended December 31, 2025, the Company issued an aggregate of 290,224,658 shares of common stock to officers, employees, consultants, and vendors in exchange for services. The shares were valued at $1,126,671 based on the fair value of the common stock on the respective grant or issuance dates.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $439,054 and $440,256, respectively, related to the vesting of common stock awards issued to the Company’s Chairman and Chief Executive Officer.

For additional information regarding common stock issuances during 2023, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Note 10 – Related Parties

Notes Payable – Related Parties

During the year ended December 31, 2024, the Company received a short-term working capital loan of $105,000 from John W. Meyer, the Company’s President and Chief Operating Officer. The loan bears interest at 18% per annum, is unsecured, and is payable on demand.

On February 20, 2025, Mr. Meyer provided an additional short-term working capital loan of $25,000 under substantially similar terms, including interest at 18% per annum, unsecured status, and repayment on demand. The proceeds were used to support the Company’s operating liquidity and short-term working capital requirements.

As of December 31, 2025, the Company also had an outstanding related-party convertible promissory note payable to director Darryl V. Green with a principal balance of $25,000.

As of December 31, 2025, the aggregate outstanding balance of related-party notes payable, including accrued interest, totaled $184,469.

Equity-Based Compensation to Executive Officers and Directors

On March 19, 2024, the Company issued 900,000 shares of common stock to its Chief Financial Officer as equity compensation in lieu of cash compensation. The shares were valued at $45,000 based on a grant-date fair value of $0.05 per share.

On the same date, the Company issued an aggregate of 5,000,000 shares of common stock to five members of the Board of Directors, consisting of 1,000,000 shares issued to each director. The shares were issued as compensation for board services and were valued at an aggregate fair value of $150,000 based on a grant-date fair value of $0.05 per share.

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $440,256 related to previously granted equity awards issued to the Company’s Chairman and Chief Executive Officer. The awards are being amortized over an 82-month vesting period.

On March 6, 2025, the Company issued an aggregate of 5,000,000 shares of common stock to five directors, consisting of 1,000,000 shares issued to each director, as compensation for board services. The shares were valued at an aggregate fair value of $150,000 based on a grant-date fair value of $0.03 per share.

On December 23, 2025, the Company issued 1,500,000 shares of common stock to its Chief Financial Officer as equity compensation for services rendered. The shares were valued based on the fair value of the Company’s common stock on the grant date.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $439,054 related to previously granted equity awards issued to the Chairman and Chief Executive Officer.

Total related-party stock-based compensation expense recognized during the year ended December 31, 2025 was $439,054.

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

Note 11 – Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating officer, or chief executive officer, in making decisions on how to allocate resources and assess performance.

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

Information about operating segments is as follows:

	Year Ended December 31,
	2025	2024
Geographic Net Sales:
Americas	$1,229,972	$2,168,270
Latin America	1,529,499	2,670,163
Asia	116,908	215,257
Total Net Sales	$2,876,380	$5,053,690

Cost of Goods Sold:
Americas	$195,366	$400,415
Latin America	332,735	834,280
Asia	38,839	91,649
Total Cost of Goods Sold:	$566,940	$1,326,344

Operating Expenses:
Americas	$2,553,499	$3,711,475
Latin America	2,241,310	2,155,873
Asia	223,676	246,425
Total Operating Expenses	$5,018,487	$6,113,773

Loss from operations:
Americas	$(1,518,893)	$(1,943,618)
Latin America	(1,044,546)	(319,992)
Asia	(145,607)	(122,817)
Total Loss from Operations	$(2,709,047)	$(2,386,427)

Total Assets by Geographic Location
Americas	$2,794,048	$3,137,443
Latin America	337,695	591,207
Asia	17,871	53,595
Total Assets	$3,149,614	$3,782,245

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

As of December 31, 2025, and 2024, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

As of the date of this filing, the Company was in default under certain Merchant Cash Advance (“MCA”) financing agreements. The lenders have filed legal proceedings seeking recovery of outstanding balances. These balances continue to be fully reflected as liabilities within the Company’s condensed consolidated balance sheet as of December 31, 2025.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2025.

The domestic and foreign components of loss before provision for income taxes were as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Domestic	$(2,844,471)	$(3,386,541)
Foreign	(1,205,369)	(386,160)
Loss before provision for income taxes	$(4,049,840)	$(3,772,701)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Loss before income taxes	$(4,049,840)	$(3,772,701)
Taxes benefits under statutory US tax rates	(850,466)	(792,267)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	(1,121,049)	(1,179,247)
Foreign tax rate differential	68,863	68,863
Permanent differences	1,961,659	1,961,659
State taxes	(59,007)	(59,007)
Provision for income taxes	$0	$0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$7,163,281	$6,389,127
Stock based compensation	1,718,035	1,718,035
Intangibles	(680,012)	(680,012)
Depreciation	(3,973)	(3,973)
Other	(27,130)	(27,130)
Total deferred tax assets	8,170,201	7,396,047

Valuation allowance	(8,170,201)	(7,396,047)
Net deferred tax assets (liabilities)	$–	$–

At December 31, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $34.9 million that may be offset against future taxable income. Of the $34.9 million in NOLs, approximately $25.6 million relates to U.S. federal and state net operating losses, which are subject to limitations under Internal Revenue Code Section 382. These U.S. NOLs are limited to 80% of taxable income in any given year but do not expire under current tax law. The remaining $9.3 million relates to non-U.S. jurisdictions and may begin to expire in varying years depending on local regulations.

Income Taxes Paid (ASU 2023-09): For the years ended December 31, 2025 and 2024, the Company paid $nil in income taxes to any jurisdiction. There were no cash income tax payments made to U.S. federal, U.S. state or local, or foreign tax authorities in either period presented, consistent with the Company’s full valuation allowance position and $nil income tax provision.

Note 14 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, nothing other than the following:

In February 2026, the Company launched the Stemtech BioSciences e-commerce retail platform intended to expand retail distribution channels and increase consumer access to the Company’s products.

In April 2026, the Company secured financing to support the production of approximately $2.5 million of inventory intended to improve product availability and support anticipated customer demand. Post-Balance Sheet Equity Issuances: Between January 1, 2026 and March 31, 2026, the Company issued 1,223,835,979 shares of common stock, bringing total shares outstanding to 1,649,816,690 as of March 31, 2026, as verified by the Company’s transfer agent Empire Stock Transfer. These issuances were comprised entirely of conversions of outstanding convertible debt obligations by SOHO FO LLC and 1800 Diagonal Lending LLC pursuant to the terms of existing convertible note agreements; no cash proceeds were received by the Company. As of May 26, 2026, total shares outstanding were 2,067,960,034. The continued conversion of convertible debt into equity results in significant dilution to existing stockholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

A.	Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, Stemtech’s principal executive officer and principal financial officer evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of its fiscal year end, December 31, 2025. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that the information required to be disclosed by Stemtech in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including Stemtech’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, management concluded that Stemtech’s disclosure controls and procedures were not effective as of such date, due to the material weaknesses in internal control over financial reporting described below, to ensure that information required to be disclosed in the reports that Stemtech files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in Stemtech’s internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on Stemtech’s evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Stemtech’s internal controls over financial reporting were not effective as of December 31, 2025 and were subject to material weaknesses.

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

During the year ended December 31, 2025, Stemtech’s internal control over financial reporting had identified material weaknesses, primarily related to lack of segregation of duties and limited accounting resources, consistent with prior periods. No formal remediation steps were completed during the year ended December 31, 2025. The Company continues to evaluate remediation measures and intends to address these weaknesses as additional resources become available.

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. Insider Trading Policies and Procedures We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have not adopted such policies and procedures due to our limited number of management members, limited resources, and the limited equity awards granted to management.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

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

Name	Position	Age	Held Position Since
John W. Meyer	Director, President & COO	72	August 19, 2021
Charles S. Arnold	Director, CEO	74	August 19, 2021
John Thatch	Director	61	September 17, 2021
Benjamin Kaplan	Director	58	September 17, 2021
Darryl V. Green	Director	60	September 17, 2021
Srilakshmi Vadlapatla	CFO	41	December 15, 2024

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

(d)	Involvement in Certain Legal Proceedings

During the past 10 years, no Director, officer, or promoter of Stemtech has been:

•	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation; or

•	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(f)	Nomination Procedure for Directors

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

Stemtech does not have a separately designated standing audit committee. Rather, Stemtech’s entire board of directors perform the required functions of an audit committee. Currently, John W. Meyer our President and COO and Charles S. Arnold, our CEO are the only members of Stemtech’s audit committee. Neither Mr. Meyer nor Mr. Arnold meets the independence standards required of audit committee members under applicable SEC rules and OTCQB regulations. The Company acknowledges this deficiency and discloses it as a risk factor to investors. See “Item 13. (c) Director independence” below for more information on independence.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid to our officers for the years ended December 31, 2025 and 2024. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of Stemtech’s officers and directors. Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and we do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of our common stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended December 31, 2025) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of May 26, 2026. At that date, we had 2,067,960,034 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner and address (1)	Amount and Nature of Beneficial Ownership	Percent of Ownership
Named Executives and Directors
Charles Arnold (2)	62,097,159	3.77%
John W. Meyer	46,201,445	2.80%
John Thatch (3)	46,711,316	2.74%
Darryl V Green	48,821,073	2.96%
Benjamin Kaplan (4)	46,160,233	2.80%
All directors and Named Executive Officers as a group (5 persons)	249,991,226	15.07%

Over 5% Shareholders

Over 5% Shareholders	36,761,639	8.63%

*	Less than 1%.
(1)	Addresses for all officers and directors are 4851 Tamiami Traill North, Suite 200, Naples, FL 34103.
(2)	Includes 1,765,090 indirect shares owned through a related party held by Crest Ventures LLC.
(3)	Includes shares underlying vested warrants of 1,400,000 issued by the Company and 154,173 indirect shares owned through a related party held by American Pacific Bancorp (DSS).
(4)	Includes shares 1,198,905 indirect shares owned through a related party held by Long Side Ventures LLC and 104,185 indirect shares owned by Triple Crown Consulting Inc.
(5)	Includes shares underlying vested warrants of 12,875,748 issued by the Company.

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

Item 14. Principal Accountant Fees and Services. Audit Fees

For the years ended December 31, 2025 and 2024, the aggregate fees billed by Bush & Associates, CPA were $76,000 and $47,500 respectively, plus any out-of-pocket costs.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following consolidated financial statements of Stemtech Corporation are included in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2025 and 2024
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025 and 2024
•	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All schedules for which provision is made in Regulation S-X are either not required, not applicable, or the required information is included in the footnotes to the financial statements and therefore have been omitted from this Item 15.

(a)(3) Exhibits. The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

•	Exhibit 31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
•	Exhibit 31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
•	Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906)
•	Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906)
•	Exhibit 101	Financial statements from the annual report on Form 10-K of Stemtech for the fiscal year ended December 31, 2025, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: May 29, 2026	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2026	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

