Form 10-Q
period 2026-03-31
Stemtech Corp
filed 2026-06-22
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,371,950,157 shares of common stock, $0.001 par value, issued and outstanding as of June 22, 2026.

STEMTECH CORPORATION

FORM 10-Q

March 31, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash	$256,149	$238,245
Accounts receivable, net	9,195	–
Inventory, net	325,700	217,338
Prepaid expenses and other current assets	11,545	1,479
TOTAL CURRENT ASSETS	602,589	457,062

Property and equipment, net	–	–
Intangible assets, net	2,166,790	2,208,663
Other long term assets	–	–
Long term deposits	16,480	16,480
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,253,268	$3,149,614

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,746,706	$5,410,261
Notes payable	2,333,815	2,336,554
Convertible debentures, net of discount	1,825,645	1,825,645
Operating lease liabilities - current	–	–
Deferred revenues	335,219	171,485
Factoring liability	822,968	843,068
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	11,064,353	10,587,013

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	11,064,353	10,587,013

COMMITMENTS AND CONTINGENCIES (Note 10)	267,000	267,000

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 5,000,000,000 shares authorized; 1,649,816,690 and 425,980,711 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,649,817	425,981
Additional paid in capital	26,821,629	27,632,897
Accumulated other comprehensive loss	326,869	(139,757)
Accumulated deficit	(36,130,637)	(34,877,757)
Stemtech Corporation shareholders’ deficit	(7,332,322)	(6,958,636)
Non-controlling interest in subsidiaries	(745,763)	(745,763)
TOTAL STOCKHOLDERS EQUITY	(8,078,085)	(7,704,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,253,268	$3,149,614

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ending
	March 31,
	2026	2025
NET SALES	$462,957	$868,046

COST OF GOODS SOLD:
Cost of goods sold	99,900	130,087
Freight-in	9,404	17,695
TOTAL COST OF GOODS SOLD	109,304	147,782

GROSS PROFIT	353,653	720,264

OPERATING EXPENSES:
Commissions	44,939	185,558
Selling and marketing	4,046	12,244
General and administrative	1,398,917	1,727,367
Research and development	–	–
TOTAL OPERATING EXPENSES	1,447,902	1,925,169

OPERATING LOSS	(1,094,249)	(1,204,905)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	–	–
Interest expense	(97,659)	(245,368)
Other income and expenses, net	–	(8,453)
Gain on settlement of derivative liabilities	–	–
Gain (loss) on extinguishment of debt	(60,972)	–
Loss on disposal of assets	–	–
TOTAL OTHER INCOME (EXPENSE)	(158,631)	(253,821)

INCOME (LOSS) BEFORE INCOME TAXES	(1,252,880)	(1,458,726)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(1,252,880)	$(1,458,726)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(3,135)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,252,880)	$(1,455,591)

Net loss per common share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Shares used to compute loss per share
Basic	812,136,189	118,697,641
Diluted	812,136,189	118,697,641

Comprehensive loss
Net loss	$(1,252,880)	$(1,455,591)
Change in foreign currency translation adjustments	466,626	682,291
Comprehensive loss available to common stockholders	$(786,254)	$(773,300)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Subtotal	Controlling Interest	Stockholders’Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380			19,890		19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,257	–	–	440,257	–	440,257
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,992	462,819	–	–	474,811	–	474,811
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	290,224,658	290,225	836,446	–	–	1,126,671	–	1,126,671
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	6,520	6,520	–	6,520
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(4,046,705)	–	(4,046,705)	–	(4,046,705)
Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)

Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)
Stock based compensation	–	–	108,260	–	–	108,260	–	108,260
Stock issued for services	336,894,936	336,895	(235,827)	–	–	101,068	–	101,068
Conversion of convertible notes and accrued interest to common stock	886,941,043	886,941	(683,701)	–	–	203,240	–	203,240
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	466,626	466,626	–	466,626
Non-controlling interest	–	–	–	–	–	–	–	–
Net loss	–	–	–	(1,252,880)	–	(1,252,880)	–	(1,252,880)
Balance at March 31, 2026	1,649,816,690	$1,649,817	$26,821,629	$(36,130,637)	$326,869	$(7,332,322)	$(745,763)	$(8,078,085)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended Mar 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,252,880)	$(1,458,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,873	41,876
Amortization of right of use asset	–	–
Operating lease liabilities	–	–
Stock compensation expense	108,260	108,260
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	–	(17,219)
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders	–	–
Stock issued for services	243,336	211,809
(Gain) loss on extinguishment of debt	60,972	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,195)	9,442
Inventory	(108,362)	8,955
Prepaid expenses and other current assets	(10,066)	17,808
Accounts payable and accrued expenses	336,446	361,521
Long term deposits	–	452
Operating lease liabilities	–	–
Deferred revenues	163,734	5,315
Net cash used in operating activities	(425,883)	(710,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	(2,739)	418,635
Net proceeds from factoring arrangement	(20,100)	(287,806)
Repayment of note payable	–	(52,075)
Stock issued for cash	–	–
Proceeds from note payable - related parties	–	–
Net cash provided (used) by financing activities	(22,839)	78,754

Effects of currency translation on cash	466,626	682,291

Net increase (decrease) in cash	17,904	50,538

Cash, beginning of period	238,245	255,298

Cash, end of period	$256,149	$305,836

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

The consolidated financial statements include the accounts of Stemtech (Parent) and its thirteen (13) subsidiaries:

1.	Stemtech HealthSciences Corp (U.S.A.) (“Stemtech HealthSciences”)
2.	Stemtech IP Holdings, LLC (U.S.A.)
3.	Stemtech Canada, Inc. (“Canada”)
4.	Stemtech Health Sciences S. de R.L. de C.V. (“Mexico”) - Non-Trading
5.	Stemtech Services SARL de C.V. (Mexico) (“Stemtech Mexico”) - Non-Trading
6.	Tecrecel Mexico SA de CV (“TME”)
7.	Stemtech Malaysia Holdings Sdn. Bhd. (“Malaysia Holdings”) - Non-Trading
8.	Stemtech Malaysia Sdn. Bhd. (“Malaysia”) - Non-Trading
9.	Stemtech Taiwan Holding, Inc. (“Taiwan”) - Non-Trading
10.	Stemtech Taiwan Branch - Non-Trading
11.	Tecrecel S.A. (“Ecuador”) - Non-Trading
12.	Food & Health Tech Foodhealth SA (“FHT Ecuador”)
13.	Life Factor Research (“LFR”)

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $36 million and a working capital deficiency of approximately $10.5 million at March 31, 2026. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. The Company has reduced its labor force, cut out significant overhead and increased sales in attempts to address the above.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On March 31, 2026, the uninsured cash balance amounted to approximately $0.00.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of March 31, 2026 and December 31, 2025 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

The Company adopted ASU 2023-09 effective January 1, 2025, as required for public business entities. The standard requires disclosure of income tax rate reconciliation information using both dollar amounts and percentages, and disaggregated disclosure of income taxes paid by jurisdiction. For the year ended December 31, 2025, the Company had no income taxes paid to any U.S. federal, U.S. state or local, or foreign jurisdiction ($nil in both FY2025 and FY2024), consistent with the Company’s $nil income tax provision. The rate reconciliation table in Note 13 has been updated to present both dollar amounts and percentages as required. ASU 2023-07 (Segment Reporting) is effective for annual periods beginning after December 15, 2023 and has been adopted; no material changes to the Company’s segment disclosures resulted from adoption.

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

For the period ended March 31, 2026 and 2025, the dilutive effect of 812,136,189 and 118,697,641, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company’s net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	March 31,	December 31,
	2026	2025
Finished goods	$325,700	$217,338
Raw materials	–	–
Total Inventory	$325,700	$217,338

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at March 31, 2026 and December 31, 2025. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(3,032,535)	(2,990,662)
Total	$2,166,790	$2,208,663

The estimated future amortization as of March 31, 2026 is as follows:

Year ending December 31,
2026	$125,619
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,124,920

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

Note 5 – Operating Lease Commitments

The Company previously leased approximately 5,000 square feet of office space in Miramar, Florida. The lease expired on September 30, 2024, and was not renewed. Following expiration, the Company adopted an asset-light model with administrative staff working remotely. International operations in Malaysia, Taiwan, Mexico, and Ecuador are conducted from employee home offices and shared facilities under short-term arrangements that qualify for the ASC 842 short-term lease practical expedient (terms of 12 months or less at inception). Accordingly, no right-of-use assets or lease liabilities are recognized as of March 31, 2026.

Lease expense related to operating leases was immaterial for the period ended March 31, 2026. As of December 31, 2025, the Company had no operating lease obligations or commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	March 31, 2026	December 31, 2025
Notes payable (3)	$2,333,815	$2,336,554
Total Notes payable	2,333,815	2,336,554
Convertible notes payable, net of discount (4)	1,825,645	1,825,645
Total notes payable, net of discount of as of March 31, 2026 and December 31, 2025, respectively	$4,159,460	$4,162,199

On May 1, 2023, the Company amended its convertible promissory note agreement with Sharing Services Global Corporation (“SHRG”), which was subsequently assigned to American Pacific Bank – DSS. Under the amended agreement, SHRG capitalized accrued interest of $222,556 and waived its conversion rights under the original agreement. As a result of the amendment, the promissory note was no longer considered convertible and has been classified as notes payable in the accompanying consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the outstanding balance related to this note was $1,492,340 and $1,349,915, respectively.

On October 24, 2023, November 20, 2023 and January 4, 2024, the Company entered into three promissory notes with an investor for aggregate proceeds of $475,000. The notes accrue interest at 12% per annum and matured in March 2025. Accrued interest related to these notes totaled $45,792 as of December 31, 2025 and was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of March 31, 2026 and December 31, 2025, the outstanding principal balance on these notes was $475,000.

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

As of March 31, 2026, the aggregate outstanding balance of convertible notes payable, net of unamortized discount, was $1,825,645, compared to $1,825,645 as of December 31, 2025.

As of March 31, 2026, the Company had outstanding related-party convertible promissory notes with principal balances of $153,257 and $25,000 payable to the Company’s Chief Operating Officer and President, Mr. John W. Meyer, and director, Mr. Darryl V. Green, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the year ended December 31, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $856,918, receiving $620,875 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of March 31, 2026, there was an outstanding balance of $822,968 compared to $843,068 as of December 31, 2025.

Note 9 – Stockholders’ Deficit

During 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000 shares. As of March 31, 2026, there were 1,649,816,690 shares of common stock issued and outstanding.

Stock Issued for Services and Stock-Based Compensation

During the quarter ended March 31, 2026, the Company issued an aggregate of 336,894,936 shares of common stock to directors, officers, and service providers in exchange for services rendered during the quarter . The shares were valued at an aggregate fair value of $67,379 based on the OTC market closing price of $0.0002 per share on the respective grant dates.

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

As of March 31, 2026, the aggregate outstanding balance of related-party notes payable, including accrued interest, totaled $185,028.

Equity-Based Compensation to Executive Officers and Directors

On February 20, 2026, the Company issued an aggregate of 257,142,858 restricted shares of common stock to six members of its Board of Directors and executive officers, consisting of 42,857,143 shares issued to each individual, as compensation for board and management services rendered. The recipients and their respective titles were as follows: Charles S. Arnold (Chairman and Chief Executive Officer), Darryl V. Green (Director), John “JT” Thatch (Director), Benjamin Kaplan (Director), John W. Meyer (President, Chief Operating Officer, and Director), and David E. Price (Director). The shares were valued at an aggregate fair value of $77,143, based on a grant-date fair value of $0.0003 per share, representing the OTC market closing price of the Company’s common stock on February 20, 2026. All shares vested immediately upon issuance with no further service conditions. The full fair value of $77,143 was recognized as stock-based compensation expense in the three months ended March 31, 2026, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

On the same date, the Company issued 20,000,000 restricted shares of common stock to CFO Squad, a third-party professional services firm engaged to provide Chief Financial Officer services to the Company. The shares were valued at $6,000, based on a grant-date fair value of $0.0003 per share. All shares vested immediately upon issuance. The full fair value of $6,000 was recognized as compensation expense in the three months ended March 31, 2026.

Chairman and Chief Executive Officer — Long-Term Vesting Award

The Company previously granted equity awards to its Chairman and Chief Executive Officer that are being amortized over an 82-month vesting period. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $108,260 and $108,260, respectively, related to the vesting of these awards. During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $439,054 and $440,256, respectively, related to these awards.

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

As of March 31, 2026 and December 31, 2025, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

As of the date of this filing, the Company was in default under certain Merchant Cash Advance (“MCA”) financing agreements. These balances continue to be fully reflected as liabilities within the Company’s condensed consolidated balance sheet as of March 31, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three-Month Period Ended March 31, 2026 Compared to the Three-Month Period Ended March 31, 2025.

Net Sales

During the three months ended March 31, 2026 and 2025, net sales were $462,957 and $868,046, respectively, representing a decrease of $405,089. The decline in net sales was primarily attributable to a continued reduction in available inventory across certain key product lines, which constrained the Company’s ability to fulfil distributor orders across its operating markets. The Company is actively working to restore product availability through inventory financing secured subsequent to the period, and management anticipates a gradual recovery in sales volume as inventory levels are replenished. Current macroeconomic conditions, including consumer spending trends and foreign exchange fluctuations across the Company’s geographic markets, may also continue to influence net sales in future periods.

Cost of Goods Sold

During the three months ended March 31, 2026 and 2025, cost of goods sold was $109,304 and $147,782, respectively, representing a decrease of $38,478. The decrease in cost of goods sold is consistent with the corresponding decline in net sales volume during the period. Gross profit was $353,653 for the three months ended March 31, 2026, compared to $720,264 for the same period in 2025, a decrease of $366,611. Gross margin was 76.4% for the three months ended March 31, 2026, compared to 83.0% for the same period in 2025. The compression in gross margin percentage reflects the impact of a less favorable product mix and certain fixed fulfillment and freight costs that do not decline proportionally with revenue.

Operating Expenses

During the three months ended March 31, 2026 and 2025, total operating expenses were $1,447,902 and $1,925,169, respectively, reflecting a favorable decrease of $477,267. The decrease was driven by reductions across all expense categories, as follows:

Commission expense decreased by $140,619, from $185,558 to $44,939, primarily as a direct consequence of the decline in net sales, as commissions are largely variable and paid as a percentage of revenue generated by the Company’s independent distributor network.

Selling and marketing expenses decreased by $8,198, from $12,244 to $4,046, reflecting the Company’s continued focus on cost discipline and reduced expenditure on marketing and promotional activities during the period of constrained product availability.

General and administrative expenses decreased by $328,450 from $1,727,367 to $1,398,917. This reduction reflects management’s ongoing cost management initiatives, including reductions in personnel costs, professional fees, and overhead, partially offset by stock-based compensation expense of $101,068 recognized in the three months ended March 31, 2026, related to restricted shares issued to directors, officers, and service providers.

The resulting operating loss for the three months ended March 31, 2026 was $1,094,249, compared to an operating loss of $1,204,905 for the same period in 2025, representing an improvement of $110,656.

Other Income and Expense

During the three months ended March 31, 2026 and 2025, total non-operating expenses were $158,631 and $253,821, respectively, reflecting a decrease of $90,798.

Interest expense decreased significantly to $97,659 for the three months ended March 31, 2026, from $245,368 for the same period in 2025, a reduction of $147,709. This decrease reflects the partial extinguishment of outstanding convertible debt through equity conversions completed during the quarter, which reduced the outstanding principal balances on which interest accrues.

During the three months ended March 31, 2026, the Company recognized a loss on extinguishment of debt of $60,972, arising from the conversion of convertible notes payable held by SOHO FO LLC and 1800 Diagonal Lending LLC into shares of common stock at a 30% discount to the OTC market price, as permitted under the terms of the respective loan agreements. No such loss was recognized during the three months ended March 31, 2025.

Net Loss

Our net loss for the three months ended March 31, 2026 was $1,252,880, compared to a net loss of $1,458,726 for the same period in 2025. Despite a significant decline in net sales, the net loss improved by $205,846, or 14.1%, period over period. This improvement was primarily driven by a reduction in total operating expenses of $477,267 and a reduction in interest expense of $147,709, partially offset by the loss on extinguishment of debt of $60,972 recognized in the current period. Net loss available to common stockholders was $1,252,880 for the three months ended March 31, 2026, compared to $1,455,591 for the same period in 2025.

Liquidity and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $1,252,880 and $1,458,726 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we met our short-term liquidity requirements primarily through the conversion of outstanding convertible debt obligations into equity and the utilization of our factoring facility.

As of March 31, 2026, our current assets were $602,589, compared to $457,062 as of December 31, 2025. The increase in current assets was primarily attributable to a build-up in inventory of $325,700 as the Company begins to replenish product levels, an increase in prepaid expenses and other current assets of $10,066, and a $9,195 increase in accounts receivable.

As of March 31, 2026, our current liabilities were $11,064,353, compared to $10,587,013 as of December 31, 2025. Current liabilities at March 31, 2026 were comprised of $5,746,706 of accounts payable and accrued expenses, $2,333,815 in notes payable, $1,825,645 in convertible debentures net of discounts, $822,968 in factoring liabilities, and $335,219 of deferred revenues. Our working capital deficit at March 31, 2026 was $10,461,764 compared to a working capital deficit of $10,129,951 at December 31, 2025. The Company continues to carry a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. See Note 1 to the accompanying condensed consolidated financial statements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2026, net cash used in operating activities was $425,883, compared to $710,507 for the same period in 2025, reflecting a decrease in cash used of $284,624.

The primary non-cash adjustments to reconcile net loss to operating cash flows for the three months ended March 31, 2026 included: depreciation and amortization of $41,873; non-cash stock-based compensation of $108,260 related to the vesting of equity awards; non-cash stock issued for services of $243,336; and a non-cash loss on extinguishment of debt of $60,972 arising from the conversion of convertible debt into common stock at a discount to fair value.

Changes in working capital accounts during the three months ended March 31, 2026 included an increase in inventory of $108,362, reflecting the Company’s ongoing efforts to rebuild product availability across its markets; an increase in prepaid expenses and other current assets of $10,066; a net increase in accounts payable and accrued expenses; and an increase in deferred revenues of $163,734, reflecting advance payments received from customers for unfulfilled orders.

Cash Flows from Financing Activities

We have financed our operations primarily through the issuance of convertible debt and the utilization of factoring arrangements. For the three months ended March 31, 2026, net cash used in financing activities was $22,839, compared to net cash provided by financing activities of $78,754 for the same period in 2025.

During the three months ended March 31, 2026, net cash used in financing activities consisted primarily of net repayments on notes payable of $2,739 and net repayments on factoring arrangements of $20,100.

During the three months ended March 31, 2026, the Company also completed significant non-cash financing transactions: 886,941,043 shares of common stock were issued upon the conversion of $152,516 of outstanding convertible principal and accrued interest by SOHO FO LLC and 1800 Diagonal Lending LLC under the terms of existing convertible note agreements. No cash proceeds were received in connection with these conversions.

Capital Resources and Future Requirements

The Company does not currently have sufficient cash resources to fund its operations beyond the near term without additional financing. The Company expects to raise additional capital through, among other things, continued issuances of equity or debt securities, the utilization of its existing inventory financing facility, and proceeds from factoring arrangements. There can be no assurance that such financing will be available on acceptable terms or at all. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient revenues and raise additional capital to fund its operations. See Note 1 to the accompanying condensed consolidated financial statements for additional information regarding the Company’s going concern assessment and management’s plans to address these conditions.

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

Stockholders’ Deficit

Authorized Shares

The Company is authorized to issue up to 5,000,000,000 shares of common stock, $0.001 par value, pursuant to the amendment to the Articles of Incorporation (see Note 9). Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date, due to material weaknesses in internal control over financial reporting, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2019, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Plaintiff’s claim is in the amount of $267,000. The Company has counter-sued the plaintiff personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at March 31, 2026, and December 31, 2025. Plaintiff’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

Exhibit 32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.
**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stemtech Corporation

Date: June 22, 2026	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2026	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

