Form 10-Q
period 2026-06-30
Stemtech Corp
filed 2026-08-14
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,997,032,856 shares of common stock, $0.001 par value, issued and outstanding as of Aug 13, 2026.

STEMTECH CORPORATION

FORM 10-Q

June 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash	$246,772	$238,245
Accounts receivable, net	–	–
Inventory, net	311,277	217,338
Prepaid expenses and other current assets	13,184	1,479
TOTAL CURRENT ASSETS	571,233	457,062

Property and equipment, net
Intangible assets, net	2,124,917	2,208,663
Other long term assets	–	–
Long term deposits	–	16,480
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,163,559	$3,149,614

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,920,378	$5,410,261
Notes payable	2,564,020	2,336,554
Convertible debentures, net of discount	1,832,414	1,825,645
Operating lease liabilities - current	–	–
Deferred revenues	3,234	171,485
Factoring liability	792,918	843,068
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	11,112,964	10,587,013

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	11,112,964	10,587,013

COMMITMENTS AND CONTINGENCIES (Note 12)	267,000	267,000

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 5,000,000,000 shares authorized; 2,738,521,585 and 425,980,711 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,738,522	425,981
Additional paid in capital	25,949,830	27,632,897
Accumulated other comprehensive loss	172,181	(139,757)
Accumulated deficit	(36,331,175)	(34,877,757)
Stemtech Corporation shareholders’ deficit	(7,470,642)	(6,958,636)
Non-controlling interest in subsidiaries	(745,763)	(745,763)
Net loss	–	–
TOTAL STOCKHOLDERS EQUITY	(8,216,405)	(7,704,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,163,559	$3,149,614

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
NET SALES	$629,312	$697,925	$1,092,269	$1,565,971

COST OF GOODS SOLD:	–	–	–	–
Cost of goods sold	158,152	126,820	257,398	256,907
Freight-in	5,487	19,089	14,891	36,784
TOTAL COST OF GOODS SOLD	163,639	145,909	272,289	293,691

GROSS PROFIT	465,673	552,016	819,980	1,272,280

OPERATING EXPENSES:	–	–	–	–
Commissions	48,754	121,210	105,192	306,768
Selling and marketing	2,767	33,807	6,813	46,051
General and administrative	539,719	697,987	1,835,971	2,425,354
Research and development	–	–	–	–
TOTAL OPERATING EXPENSES	591,240	853,004	1,947,976	2,778,173

OPERATING LOSS	(125,567)	(300,988)	(1,127,996)	(1,505,893)

OTHER INCOME (EXPENSE):	–	–	–	–
Change in fair value of derivative liability	–	–	–	–
Interest expense	(112,734)	(79,727)	(210,393)	(325,095)
Other income and expenses, net	–	84,435	–	75,982
Gain on settlement of derivative liabilities	–	–	–	–
Gain (loss) on extinguishment of debt	(54,057)	–	(115,029)	–
Loss on disposal of assets	–	–	–	–
TOTAL OTHER INCOME (EXPENSE)	(166,791)	4,708	(325,422)	(249,113)

INCOME (LOSS) BEFORE INCOME TAXES	(292,358)	(296,280)	(1,453,418)	(1,755,006)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(292,358)	$(296,280)	$(1,453,418)	$(1,755,006)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(3,135)	–	(3,135)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(292,358)	$(293,145)	$(1,453,418)	$(1,751,871)

Net loss per common share	–	–	–	–
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Shares used to compute loss per share	–	–	–	–
Basic	2,077,445,090	142,443,444	1,448,285,968	140,183,928
Diluted	2,077,445,090	142,443,444	1,448,285,968	140,183,928

Comprehensive loss	–	–	–	–
Net loss	$(292,358)	$(293,145)	$(1,453,418)	$(1,751,871)
Change in foreign currency translation adjustments	(53,305)	682,291	311,938	(213,465)
Comprehensive loss available to common stockholders	$(345,663)	$389,146	$(1,141,480)	$(1,965,336)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Subtotal	Controlling Interest	Stockholders’ Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380			19,890		19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,257	–	–	440,257	–	440,257
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,992	462,819	–	–	474,811	–	474,811
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	290,224,658	290,225	836,446	–	–	1,126,671	–	1,126,671
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	6,520	6,520	–	6,520
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(4,046,705)	–	(4,046,705)	–	(4,046,705)
Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)

Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)
Stock based compensation	–	–	217,723	–	–	217,723	–	217,723
Stock issued for services	277,142,858	277,143	(194,000)	–	–	83,143	–	83,143
Conversion of convertible notes and accrued interest to common stock	2,035,398,016	2,035,398	(1,706,789)	–	–	328,609	–	328,609
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	311,938	311,938	–	311,938
Non-controlling interest	–	–	–	–	–	–	–	–
Net loss	–	–	–	(1,453,418)	–	(1,453,418)	–	(1,453,418)
Balance at June 30, 2026	2,738,521,585	$2,738,522	$25,949,830	$(36,331,175)	$172,181	$(7,470,642)	$(745,763)	$(8,216,405)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,453,418)	$(1,755,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,746	83,753
Amortization of right of use asset	–	–
Operating lease liabilities	–	–
Stock compensation expense	217,723	217,722
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	6,769	(43,594)
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders	–	–
Stock issued for services	296,723	211,809
(Gain) loss on extinguishment of debt	115,029	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	–	(77,696)
Inventory	(93,939)	(77,452)
Prepaid expenses and other current assets	(11,705)	(1,816)
Accounts payable and accrued expenses	510,116	709,487
Long term deposits	16,480	452
Operating lease liabilities	–	–
Deferred revenues	(168,251)	96,786
Net cash used in operating activities	(480,727)	(635,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	227,466	478,229
Net proceeds from factoring arrangement	(50,150)	183,307
Repayment of note payable	–	(109,402)
Stock issued for cash	–	–
Proceeds from note payable - related parties	–	–
Net cash provided (used) by financing activities	177,316	552,134

Effects of currency translation on cash	311,938	100,573

Net increase (decrease) in cash	8,527	17,152

Cash, beginning of period	238,245	255,298

Cash, end of period	$246,772	$272,450

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

In February 2026, the Company launched the Stemtech BioSciences e-commerce retail platform to expand direct retail distribution and increase consumer access to its product portfolio.

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

Note 2 – Summary of Significant Accounting Policies

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $36.3 million and a working capital deficiency of approximately $10.5 million at June 30, 2026. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management's plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. The Company has reduced its labor force, cut out significant overhead and increased sales in attempts to address the above.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On June 30, 2026, the uninsured cash balance amounted to approximately $0.00.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of June 30, 2026 and December 31, 2025 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

For the six months ended June 30, 2026 and 2025, the dilutive effect of 17,275,341 and 14,448,206, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company's net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	June 30,	December 31,
	2026	2025
Finished goods	$311,277	$217,338
Raw materials	–	–
Total Inventory	$311,277	$217,338

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at June 30, 2026 and December 31, 2025. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(3,074,408)	(2,990,662)
Total	$2,124,917	$2,208,663

The estimated future amortization as of June 30, 2026 is as follows:

Year ending December 31,
2026 (remainder)	$83,746
2027	167,492
2028	167,492
Thereafter	1,664,317
Total	$2,083,047

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

Note 5 – Operating Lease Commitments

The Company previously leased approximately 5,000 square feet of office space in Miramar, Florida. The lease expired on September 30, 2024, and was not renewed. Following expiration, the Company adopted an asset-light model with administrative staff working remotely. Accordingly, no right-of-use assets or lease liabilities are recognized as of June 30, 2026.

Lease expense related to operating leases was immaterial for the period ended June 30, 2026. As of December 31, 2025, the Company had no operating lease obligations or commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	June 30, 2026	December 31, 2025
Notes payable	$2,564,020	$2,336,554
Total Notes payable	2,564,020	2,336,554
Convertible notes payable, net of discount	1,832,414	1,825,645
Total notes payable, net of discount as of June 30, 2026 and December 31, 2025, respectively	$4,396,434	$4,162,199

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

As of June 30, 2026, the aggregate outstanding balance of convertible notes payable, net of unamortized discount, was $1,832,414, compared to $1,825,645 as of December 31, 2025.

As of June 30, 2026, the Company had outstanding related-party convertible promissory notes with principal balances of $171,475 and $25,000 payable to the Company’s President and Chief Operating Officer, Mr. John W. Meyer, and director, Mr. Darryl V. Green, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the year ended December 31, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $856,918, receiving $620,875 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of June 30, 2026, there was an outstanding balance of $792,918 compared to $843,068 as of December 31, 2025.

Note 9 – Inventory Financing Arrangement

In April 2026, the Company entered into a Basic Investment and Purchase Agreement (the “Agreement”), with 21 Kislev LLC and Associates (the “Investor”), pursuant to which the Investor agreed to provide financing to facilitate the purchase of inventory from Pure Solutions, Inc. for distribution across the Company’s United States, Mexico, and Ecuador markets.

Under the Agreement, the Investor made an initial payment of $200,000 directly to Pure Solutions, Inc. on April 1, 2026 (Purchase Order No. STEM 2026-01), with a total commitment of up to $500,000, including additional tranches of $150,000 each to be funded at subsequent intervals as specified in the Agreement. The Company accounts for this arrangement as a financing liability in accordance with ASC 470. The inventory purchased under this arrangement serves as collateral securing the Company’s repayment obligation.

Repayments to the Investor commence upon the shipment of products to customers and are made on a weekly basis, calculated as the cost of inventory shipped multiplied by 115% (representing the return of principal cost plus a 15% financing return) for the first four months from the date of initial funding (the “Initial Period,” through August 1, 2026). Following the Initial Period, the applicable financing return rate increases by an additional two percent (2%) per month on the outstanding unpaid balance, resulting in a rate of 17% in month five (August 2026) and 19% in month six (September 2026), with each additional month thereafter increasing by 2% until the balance is fully repaid.

In addition to the cash financing return described above, the Company has agreed to issue to the Investor equity consideration consisting of: (i) 4.9% non-dilutable preferred convertible stock of Stemtech Corporation, convertible within thirty-six (36) months from the date of issuance; and (ii) 1,600,000 warrants to purchase shares of the Company’s common stock, exercisable at $0.001 per share, with a term of thirty-six (36) months from the date of issuance. The Investor also holds a right of first refusal to finance future inventory purchases for the United States, Mexico, and Ecuador markets for a period of thirty-two (32) months from the date of the Agreement.

As of June 30, 2026, the outstanding balance of the inventory financing liability was $188,164.78, which is included in Accounts payable in the accompanying consolidated balance sheet. This liability is classified as a current liability as the Company expects to repay the outstanding balance in full by September 30, 2026.

Note 10 – Stockholders’ Deficit

During 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000 shares. As of June 30, 2026, there were 2,738,521,585 shares of common stock issued and outstanding.

Stock Issued for Services and Stock-Based Compensation

During the six months ended June 30, 2026, the Company issued an aggregate of 277,142,858 shares of common stock to officers, employees, consultants, and vendors in exchange for services, and issued 2,035,398,016 shares of common stock upon the conversion of outstanding convertible notes and accrued interest. The shares issued for services were valued based on the fair value of the common stock on the respective grant or issuance dates.

During the six months ended June 30, 2026 and December 31, 2025, the Company recognized stock-based compensation expense of $217,723 and $439,054, respectively, related to the vesting of common stock awards issued to the Company’s Chairman and Chief Executive Officer.

For additional information regarding common stock issuances during 2023, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Note 11 – Related Parties

Notes Payable – Related Parties

During the year ended December 31, 2024, the Company received a short-term working capital loan of $105,000 from John W. Meyer, the Company’s President and Chief Operating Officer. The loan bears interest at 18% per annum, is unsecured, and is payable on demand.

During, 2025 and 2026, Mr. Meyer provided an additional short-term working capital loan of $66,475 under substantially similar terms, including interest at 18% per annum, unsecured status, and repayment on demand. The proceeds were used to support the Company’s operating liquidity and short-term working capital requirements.

As of June 30, 2026, the Company also had an outstanding related-party convertible promissory note payable to director Darryl V. Green with a principal balance of $25,000.

As of June 30, 2026, the aggregate outstanding balance of related-party notes payable, including accrued interest, totaled approximately $245,611.

Equity-Based Compensation to Executive Officers and Directors

On February 20, 2026, the Company issued an aggregate of 257,142,858 restricted shares of common stock to six members of its Board of Directors and executive officers, consisting of 42,857,143 shares issued to each individual, as compensation for board and management services rendered. The recipients and their respective titles were as follows: Charles S. Arnold (Chairman and Chief Executive Officer), Darryl V. Green (Director), John “JT” Thatch (Director), Benjamin Kaplan (Director), John W. Meyer (President, Chief Operating Officer, and Director), and David E. Price (Corporate Secretary). The shares were valued at an aggregate fair value of $77,143, based on a grant-date fair value of $0.0003 per share, representing the OTC market closing price of the Company’s common stock on February 20, 2026. All shares vested immediately upon issuance with no further service conditions. The full fair value of $77,143 was recognized as stock-based compensation expense in the six months ended June 30, 2026, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

On the same date, the Company issued 20,000,000 restricted shares of common stock to CFO Squad, a third-party professional services firm engaged to provide Chief Financial Officer services to the Company. The shares were valued at $4,000, based on a grant-date fair value of $0.0003 per share. All shares vested immediately upon issuance. The full fair value of $6,000 was recognized as compensation expense in the three months ended June 30, 2026.

The fair value of all shares issued on February 20, 2026 was measured using the observable OTC Pink Sheets market closing price on the grant date, which constitutes a Level 1 input under the fair value hierarchy established by ASC 820.

Chairman and Chief Executive Officer — Long-Term Vesting Award

The Company previously granted equity awards to its Chairman and Chief Executive Officer that are being amortized over an 82-month vesting period. During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $108,262 and $108,260, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized $217,723 and $217,722, respectively, related to the vesting of these awards.

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

As of June 30, 2026 and December 31, 2025, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

As of the date of this filing, the Company was in default under certain Merchant Cash Advance (“MCA”) financing agreements. The lenders have filed legal proceedings seeking recovery of outstanding balances. These balances continue to be fully reflected as liabilities within the Company’s condensed consolidated balance sheet as of June 30, 2026.

Note 13 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, nothing other than the following:

Subsequent to June 30, 2026, the Company continued to issue shares of common stock upon the conversion of outstanding convertible debt obligations pursuant to the terms of existing convertible note agreements. Between July 1, 2026 and July 29, 2026, the Company issued additional shares of common stock, bringing total shares outstanding to 2,997,032,856 as of Aug 10, 2026, as verified by the Company's transfer agent, Empire Stock Transfer. These issuances were comprised of conversions of outstanding convertible debt obligations; no cash proceeds were received by the Company. The continued conversion of convertible debt into equity results in significant dilution to existing stockholders.

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

Recent Developments

E-Commerce Platform Launch

In February 2026, the Company launched the Stemtech BioSciences e-commerce retail platform. This platform is intended to expand the Company's retail distribution channels beyond its traditional network marketing model and increase direct consumer access to the Company's products. Management expects this initiative to contribute to revenue diversification in future periods.

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

Three-Month Period Ended June 30, 2026 Compared to the Three-Month Period Ended June 30, 2025.

Net Sales

During the three months ended June 30, 2026 and 2025, net sales were $629,312 and $697,925, respectively, representing a decrease of $68,613, or 9.8%. The decline in net sales was primarily attributable to constrained product availability across certain key product lines, which limited the Company's ability to fulfill distributor orders across its operating markets. The Company is actively working to restore product availability through inventory financing, and management anticipates a gradual recovery in sales volume as inventory levels are replenished.

Cost of Goods Sold

During the three months ended June 30, 2026 and 2025, cost of goods sold was $163,639 and $145,909, respectively, representing an increase of $17,730, or 12.2%. Gross profit was $465,673 for the three months ended June 30, 2026, compared to $552,016 for the same period in 2025, a decrease of $86,343. Gross margin was 74.0% for the three months ended June 30, 2026, compared to 79.1% for the same period in 2025. The compression in gross margin percentage reflects the impact of a less favorable product mix and certain fixed fulfillment and freight costs that do not decline proportionally with revenue.

Operating Expenses

During the three months ended June 30, 2026 and 2025, total operating expenses were $591,240 and $853,004, respectively, reflecting a favorable decrease of $261,764. The decrease was driven by reductions across expense categories, as follows:

Commission expense decreased by $72,456, or 59.8%, from $121,210 for the three months ended June 30, 2025 to $48,754 for the three months ended June 30, 2026. The decrease was primarily attributable to a shift in revenue mix during the quarter. During the three months ended June 30, 2026, the Company fulfilled a non-commissionable B2B sales order of approximately $336,000. As this order falls outside the Company's independent distributor network, no commission expense was incurred on these revenues. Commissions on the remaining distributor-driven revenue were incurred at rates consistent with prior periods. The Company expects commission expense as a percentage of total net sales to fluctuate in future periods depending on the proportion of revenue generated through B2B versus independent distributor channels.

Selling and marketing expenses decreased by $31,040, from $33,807 to $2,767, reflecting the Company's continued focus on cost discipline and reduced expenditure on marketing and promotional activities.

General and administrative expenses decreased by $158,268 from $697,987 to $539,719. This reduction reflects management's ongoing cost management initiatives, including reductions in personnel costs, professional fees, and overhead.

The resulting operating loss for the three months ended June 30, 2026 was $125,567, compared to an operating loss of $300,988 for the same period in 2025, representing an improvement of $175,421.

Other Income and Expense

During the three months ended June 30, 2026 and 2025, total non-operating expense (income) was $(166,791) and $4,708, respectively. Interest expense increased to $112,734 for the three months ended June 30, 2026, from $79,727 for the same period in 2025. During the three months ended June 30, 2026, the Company recognized a loss on extinguishment of debt of $54,057, arising from the conversion of convertible notes payable into shares of common stock at a discount to the OTC market price. No such loss was recognized during the three months ended June 30, 2025, which period included $84,435 of other income.

Interest expense for the three months ended June 30, 2026 was $112,734, compared to $79,727 for the same period in 2025.

During the three months ended June 30, 2026, the Company recognized a loss on extinguishment of debt of $54,057 arising from the conversion of convertible notes into shares of common stock at a discount to the OTC market price, as permitted under the terms of the respective loan agreements.

Net Loss

Our net loss for the three months ended June 30, 2026 was $292,358, compared to a net loss of $296,280 for the same period in 2025, an improvement of $3,922. Net loss attributable to non-controlling interest was $0 and $3,135 for the three months ended June 30, 2026 and 2025, respectively. Net loss available to common stockholders was $292,358 for the three months ended June 30, 2026, compared to $293,145 for the same period in 2025.

Six-Month Period Ended June 30, 2026 Compared to the Six-Month Period Ended June 30, 2025

Net Sales

During the six months ended June 30, 2026 and 2025, net sales were $1,092,269 and $1,565,971, respectively, representing a decrease of $473,702, or 30.2%. The decline was primarily attributable to a continued reduction in available inventory across certain key product lines, which constrained the Company's ability to fulfill distributor orders across its operating markets.

Cost of Goods Sold

During the six months ended June 30, 2026 and 2025, cost of goods sold was $272,289 and $293,691, respectively, a decrease of $21,402, or 7.3%. Gross profit was $819,980 for the six months ended June 30, 2026, compared to $1,272,280 for the same period in 2025, a decrease of $452,300. Gross margin was 75.1% for the six months ended June 30, 2026, compared to 81.2% for the same period in 2025.

Operating Expenses

During the six months ended June 30, 2026 and 2025, total operating expenses were $1,947,976 and $2,778,173, respectively, reflecting a favorable decrease of $830,197. Commission expense decreased by $201,576, from $306,768 to $105,192. Selling and marketing expenses decreased by $39,238, from $46,051 to $6,813. General and administrative expenses decreased by $589,383, from $2,425,354 to $1,835,971, reflecting management's ongoing cost management initiatives.

The resulting operating loss for the six months ended June 30, 2026 was $1,127,996, compared to an operating loss of $1,505,893 for the same period in 2025, representing an improvement of $377,897.

Other Income and Expense

During the six months ended June 30, 2026 and 2025, total non-operating expense was $325,422 and $249,113, respectively. Interest expense decreased to $210,393 for the six months ended June 30, 2026, from $325,095 for the same period in 2025, a reduction of $114,702. During the six months ended June 30, 2026, the Company recognized a loss on extinguishment of debt of $115,029 arising from the conversion of convertible notes into common stock at a discount to the OTC market price. No such loss was recognized in the prior-year period, which included $75,982 of other income.

Net Loss

Our net loss for the six months ended June 30, 2026 was $1,453,418, compared to a net loss of $1,755,006 for the same period in 2025, an improvement of $298,453. Net loss available to common stockholders was $1,453,418 for the six months ended June 30, 2026, compared to $1,751,871 for the same period in 2025.

Liquidity and Capital Resources

We incurred a net loss of $1,453,418 and $1,755,006 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we met our short-term liquidity requirements primarily through the conversion of outstanding convertible debt obligations into equity and the utilization of our factoring facility.

As of June 30, 2026, our current assets were $571,233, compared to $457,062 as of December 31, 2025. The increase in current assets was primarily attributable to increases in inventory as the Company began to replenish product levels.

As of June 30, 2026, our current liabilities were $11,112,964, compared to $10,587,013 as of December 31, 2025. Current liabilities at June 30, 2026 were comprised of $5,920,378 of accounts payable and accrued expenses, $2,564,020 in notes payable, $1,832,414 in convertible debentures net of discounts, $792,918 in factoring liabilities, and $3,234 of deferred revenues. Our working capital deficit at June 30, 2026 was $10,541,731 compared to a working capital deficit of $10,129,951 at December 31, 2025. The Company continues to carry a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. See Note 1 to the accompanying condensed consolidated financial statements.

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $480,727, compared to $635,555 for the same period in 2025, reflecting a decrease in cash used of $154,827. The primary non-cash adjustments to reconcile net loss to operating cash flows for the six months ended June 30, 2026 included depreciation and amortization of $83,746; non-cash stock-based compensation of $217,723 and shares issued for services of $296,723; and a non-cash loss on extinguishment of debt of $115,029.

Changes in working capital during the six months ended June 30, 2026 included an increase in inventory of $93,939; an increase in prepaid expenses and other current assets of $11,705; an increase in accounts payable and accrued expenses of $510,516; and a decrease in deferred revenues of $168,251, reflecting the net effect of customer prepayments and subsequent order fulfillment.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $177,316, compared to net cash provided by financing activities of $552,134 for the same period in 2025. During the six months ended June 30, 2026, financing activities consisted primarily of net proceeds from notes payable of $227,466, offset by net repayments on factoring arrangements of $50,150. During the six months ended June 30, 2026, the Company also completed significant non-cash financing transactions: 2,035,398,016 shares of common stock were issued upon the conversion of $328,609 of outstanding convertible principal and accrued interest under the terms of existing convertible note agreements. No cash proceeds were received in connection with these conversions.

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

Subsequent to June 30, 2026, the Company continued to issue shares of common stock upon the conversion of outstanding convertible debt obligations pursuant to the terms of existing convertible note agreements. Between July 1, 2026 and July 29, 2026, the Company issued additional shares of common stock, bringing total shares outstanding to 2,997,032,856 as of August 13, 2026, as verified by the Company's transfer agent, Empire Stock Transfer. These issuances were comprised of conversions of outstanding convertible debt obligations; no cash proceeds were received by the Company. The continued conversion of convertible debt into equity results in significant dilution to existing stockholders.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2019, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Plaintiff’s claim is in the amount of $267,000. The Company has counter-sued the plaintiff personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2026, and December 31, 2025. Plaintiff’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Stemtech Corporation

Date: August 14, 2026	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

