Form 10-Q
period 2026-09-30
Stemtech Corp
filed 2026-11-13
CIK 1511820

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,997,032,856 shares of common stock, $0.001 par value, issued and outstanding as of November 13, 2026.

STEMTECH CORPORATION

FORM 10-Q

September 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stemtech Corporation

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash	$255,555	$238,245
Accounts receivable, net	6,400	–
Inventory, net	296,320	217,338
Prepaid expenses and other current assets	–	1,479
TOTAL CURRENT ASSETS	558,275	457,062

Property and equipment, net	–	–
Intangible assets, net	2,083,044	2,208,663
Other long term assets	–	–
Long term deposits	–	16,480
Operating lease right-of-use assets - net	–	–
Goodwill	467,409	467,409
Intercompany	–	–
TOTAL ASSETS	$3,108,728	$3,149,614

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,910,763	$5,410,261
Notes payable	2,711,999	2,336,554
Convertible debentures, net of discount	1,832,414	1,825,645
Operating lease liabilities - current	–	–
Deferred revenues	3,316	171,485
Factoring liability	762,918	843,068
Derivative liability	–	–
TOTAL CURRENT LIABILITIES	11,221,410	10,587,013

Notes payable - Long term	–	–
Operating lease liabilities - noncurrent	–	–
Other long term liabilities	–	–
TOTAL LIABILITIES	11,221,410	10,587,013

COMMITMENTS AND CONTINGENCIES (Note 12)	267,000	267,000

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value; 5,000,000,000 shares authorized; 2,997,032,856 and 425,980,711 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,997,034	425,981
Additional paid in capital	25,819,420	27,632,897
Accumulated other comprehensive income (loss)	359,377	(139,757)
Accumulated deficit	(36,809,750)	(34,877,757)
Stemtech Corporation shareholders’ deficit	(7,633,919)	(6,958,636)
Non-controlling interest in subsidiaries	(745,763)	(745,763)
Net loss	–	–
TOTAL STOCKHOLDERS EQUITY	(8,379,682)	(7,704,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,108,728	$3,149,614

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
NET SALES	$282,484	$852,300	$1,374,753	$2,418,271

COST OF GOODS SOLD:	–	–	–	–
Cost of goods sold	57,187	161,756	314,585	418,663
Freight-in	11,727	8,061	26,618	44,845
TOTAL COST OF GOODS SOLD	68,914	169,817	341,203	463,508

GROSS PROFIT	213,570	682,483	1,033,550	1,954,763

OPERATING EXPENSES:	–	–	–	–
Commissions	41,637	125,192	146,829	431,960
Selling and marketing	4,138	14,073	10,951	60,124
General and administrative	539,193	882,435	2,375,164	3,307,789
Research and development	–	–	–	–
TOTAL OPERATING EXPENSES	584,968	1,021,700	2,532,944	3,799,873

OPERATING LOSS	(371,398)	(339,217)	(1,499,394)	(1,845,110)

OTHER INCOME (EXPENSE):	–	–	–	–
Change in fair value of derivative liability	–	–	–	–
Interest expense	(109,526)	(508,699)	(319,919)	(833,794)
Other income and expenses, net	10,764	35,375	10,764	111,357
Gain on settlement of derivative liabilities	–	–	–	–
Gain (loss) on extinguishment of debt	(8,415)	–	(123,444)	–
Loss on disposal of assets	–	–	–	–
TOTAL OTHER INCOME (EXPENSE)	(107,177)	(473,324)	(432,599)	(722,437)

INCOME (LOSS) BEFORE INCOME TAXES	(478,575)	(812,541)	(1,931,993)	(2,567,547)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(478,575)	$(812,541)	$(1,931,993)	$(2,567,547)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	–	(3,135)	–	(3,135)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(478,575)	$(809,406)	$(1,931,993)	$(2,564,412)

Net loss per common share	–	–	–	–
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Shares used to compute loss per share	–	–	–	–
Basic	2,962,180,944	150,103,257	1,958,463,030	150,103,257
Diluted	2,962,180,944	150,103,257	1,958,463,030	150,103,257

Comprehensive loss	–	–	–	–
Net loss	$(478,575)	$(809,406)	$(1,931,993)	$(2,564,412)
Change in foreign currency translation adjustments	96,530	682,291	499,134	(213,465)
Comprehensive loss available to common stockholders	$(382,045)	$(127,115)	$(1,432,859)	$(2,777,877)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Non-	Total
	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Subtotal	Controlling Interest	Stockholders’ Deficit
Balance at December 31, 2022	53,442,147	$53,442	$19,391,400	$(21,631,241)	$(247,760)	$(2,434,159)	$(737,759)	$(3,171,918)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	6,115,200	6,115	427,910	–	–	434,025	–	434,025
Conversion of convertible notes and accrued interest to common stock	30,371,836	30,372	2,373,081	–	–	2,403,453	–	2,403,453
Settlement of accrued liabilities for common stock	12,149,670	12,150	794,926	–	–	807,076	–	807,076
Stock issued for LFR Acquisition	2,400,000	2,400	269,520	–	–	271,920	–	271,920
Reclassification of derivative liabilities to APIC	–	–	1,011,451	–	–	1,011,451	–	1,011,451
Issuance of stock for cancellation of options	510,000	510	19,380			19,890		19,890
Foreign currency translation adjustment	–	–	–	–	438,263	438,263	–	438,263
Loss attributable to non-controlling interests	–	–	–	–	–	–	(1,734)	(1,734)
Net loss	–	–	–	(5,430,245)	–	(5,430,245)	–	(5,430,245)
Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)

Balance at December 31, 2023	104,988,853	$104,989	$24,726,722	$(27,061,486)	$190,503	$(2,039,272)	$(739,493)	$(2,778,765)
Stock based compensation	–	–	440,257	–	–	440,257	–	440,257
Stock issued for services	18,775,140	18,775	727,599	–	–	746,374	–	746,374
Conversion of convertible notes and accrued interest to common stock	11,992,060	11,992	462,819	–	–	474,811	–	474,811
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(336,780)	(336,780)	–	(336,780)
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(3,769,566)	–	(3,769,566)	–	(3,769,566)
Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)

Balance at December 31, 2024	135,756,053	$135,756	$26,357,397	$(30,831,052)	$(146,277)	$(4,484,176)	$(742,628)	$(5,226,804)
Stock based compensation	–	–	439,054	–	–	439,054	–	439,054
Stock issued for services	290,224,658	290,225	836,446	–	–	1,126,671	–	1,126,671
Conversion of convertible notes and accrued interest to common stock	–	–	–	–	–	–	–	–
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	6,520	6,520	–	6,520
Non-controlling interest	–	–	–	–	–	–	(3,135)	(3,135)
Net loss	–	–	–	(4,046,705)	–	(4,046,705)	–	(4,046,705)
Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)

Balance at December 31, 2025	425,980,711	$425,981	$27,632,897	$(34,877,757)	$(139,757)	$(6,958,636)	$(745,763)	$(7,704,399)
Stock based compensation	–	–	328,388	–	–	328,388	–	328,388
Stock issued for services	277,142,858	277,143	(194,000)	–	–	83,143	–	83,143
Conversion of convertible notes and accrued interest to common stock	2,293,909,287	2,293,910	(1,947,865)	–	–	346,045	–	346,045
Settlement of accrued liabilities for common stock	–	–	–	–	–	–	–	–
Stock issued for LFR Acquisition	–	–	–	–	–	–	–	–
Reclassification of derivative liabilities to APIC	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	499,134	499,134	–	499,134
Non-controlling interest	–	–	–	–	–	–	–	–
Net loss	–	–	–	(1,931,993)	–	(1,931,993)	–	(1,931,993)
Balance at September 30, 2026	2,997,032,856	$2,997,034	$25,819,420	$(36,809,750)	$359,377	$(7,633,919)	$(745,763)	$(8,379,682)

The accompanying notes are an integral part of these consolidated financial statements.

Stemtech Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,931,993)	$(2,567,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,619	125,630
Amortization of right of use asset	–	–
Operating lease liabilities	–	–
Stock compensation expense	328,388	328,388
Non-cash interest expense from issuance on debt (derivative)	–	–
Amortization of debt discount	6,769	(8,788)
Change in fair value of derivative liabilities	–	–
Gain (loss) on settlement of derivative liabilities	–	–
Cancellation of shares returned by shareholders	–	–
Stock issued for services	305,744	699,870
(Gain) loss on extinguishment of debt	123,444	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,400)	(56,738)
Inventory	(78,982)	(37,259)
Prepaid expenses and other current assets	1,479	(5,523)
Accounts payable and accrued expenses	500,502	824,001
Long term deposits	16,480	452
Operating lease liabilities	–	–
Deferred revenues	(168,169)	86,930
Net cash used in operating activities	(777,119)	(610,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	375,445	315,206
Net proceeds from factoring arrangement	(80,150)	75,380
Repayment of note payable	–	–
Stock issued for cash	–	–
Proceeds from note payable - related parties	–	–
Net cash provided (used) by financing activities	295,295	390,586

Effects of currency translation on cash	499,134	220,116

Net increase (decrease) in cash	17,310	118

Cash, beginning of period	238,245	255,298

Cash, end of period	$255,555	$255,416

Supplemental disclosure cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $36.8 million and a working capital deficiency of approximately $10.7 million at September 30, 2026. The Company has funded its activities to date almost exclusively from debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to require substantial funds to implement its new investment acquisition plans. Management's plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. The Company has reduced its labor force, cut out significant overhead and increased sales in attempts to address the above.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid financial instruments with original maturities of three months or less. The Company maintains accounts at financial institutions that, from time to time, may exceed the federal depository insurance coverage limit. On September 30, 2026, the uninsured cash balance amounted to approximately $0.00.

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

The Company’s freestanding derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and the sale of common shares, and of embedded conversion options within convertible notes. The Company evaluated these derivatives to assess their proper classification in the accompanying consolidated balance sheet as of September 30, 2026 and December 31, 2025 using the applicable classification criteria enumerated under ASC 815, Derivatives and Hedging. See Note 7 – Derivative Liabilities

Impairment of Long-Lived Assets

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

For the nine months ended September 30, 2026 and 2025, the dilutive effect of 17,275,341 and 14,448,206, respectively, of common stock warrants have not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of the Company's net losses in these periods.

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

Note 3 – Inventory

Inventory consists of the following components:

	September 30,	December 31,
	2026	2025
Finished goods	$296,320	$217,338
Raw materials	–	–
Total Inventory	$296,320	$217,338

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

The excess purchase price has been recorded as goodwill in the amount of $467,409 at September 30, 2026 and December 31, 2025. The estimated useful life of the identifiable intangible assets is six to fourteen years.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Cash and cash equivalents	$2,171
Inventory	6,099
Accounts payable and Accrued liabilities	(23,475)
Net Tangible Assets Acquired	(15,205)

Intangible Assets Acquired:
Non-compete Agreement	287,125
Total Fair Value of Assets Acquired	271,920

Consideration:
Common Stock	271,920
Goodwill	$–

The components of all acquired intangible assets were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	Average Estimated Life (Years)
Patent products	$2,344,900	$2,344,900	14
Trade names and trademarks	1,106,000	1,106,000	Indefinite
Customer/distribution list	1,461,300	1,461,300	6
Non-compete agreement	287,125	287,125	18 months
Accumulated amortization	(3,116,281)	(2,990,662)
Total	$2,083,044	$2,208,663

The estimated future amortization of finite-lived intangible assets as of September 30, 2026 is as follows:

Year ending December 31,
2026 (remainder)	$41,873
2027	167,492
2028	167,492
Thereafter	600,187
Total	$977,044

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

Note 5 – Operating Lease Commitments

The Company previously leased approximately 5,000 square feet of office space in Miramar, Florida. The lease expired on September 30, 2024, and was not renewed. Following expiration, the Company adopted an asset-light model with administrative staff working remotely. Accordingly, no right-of-use assets or lease liabilities are recognized as of September 30, 2026.

Lease expense related to operating leases was immaterial for the period ended September 30, 2026. As of December 31, 2025, the Company had no operating lease obligations or commitments.

Note 6 – Notes Payable and Convertible Debentures

Schedule of notes payable as of:

	September 30, 2026	December 31, 2025
Notes payable	$2,711,999	$2,336,554
Total Notes payable	2,711,999	2,336,554
Convertible notes payable, net of discount	1,832,414	1,825,645
Total notes payable, net of discount as of September 30, 2026 and December 31, 2025, respectively	$4,544,413	$4,162,199

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

As of September 30, 2026, the aggregate outstanding balance of convertible notes payable, net of unamortized discount, was $1,832,414, compared to $1,825,645 as of December 31, 2025.

As of September 30, 2026, the Company had outstanding related-party convertible promissory notes with principal balances of $171,475 and $25,000 payable to the Company’s President and Chief Operating Officer, Mr. John W. Meyer, and director, Mr. Darryl V. Green, respectively.

On August 25, 2026, the Company entered into a Business Advance Agreement (Agreement for Purchase and Sale of Future Revenues) with Channel Partners Capital, LLC. Under the agreement, the Company sold future revenues with a purchased amount of $139,740 for a purchase price of $102,000, less an origination fee of $2,040, and is required to remit 78 weekly payments of $1,791.54 by ACH. The obligation is personally guaranteed by the Company’s President and Chief Operating Officer, Mr. John W. Meyer, and is secured by a UCC-1 financing statement on the Company’s future revenues. The Company accounts for the arrangement as debt, and the outstanding balance is included in notes payable in the accompanying consolidated balance sheet. As of September 30, 2026, the outstanding purchased amount was $132,822 and the related unamortized discount was $37,267.

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

As of September 30, 2026 and December 31, 2025, the Company had no derivative liabilities outstanding.

Note 8 – Financing Arrangement - Factoring Liability

During the year ended December 31, 2025, the Company entered into various non-recourse agreements for the sale of future receipts for gross proceeds of $856,918, receiving $620,875 in cash, which provided the Company with the ability to convert its account receivables into cash.

The Company accounts for these agreements as a financing arrangement, with the purchase price recorded as a liability and daily repayments made are a reduction of the liability. As of September 30, 2026, there was an outstanding balance of $762,918 compared to $843,068 as of December 31, 2025.

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

Under the Agreement, the Investor made an initial payment of $200,000 directly to Pure Solutions, Inc. on April 1, 2026 with a total commitment of up to $500,000, including additional tranches of $150,000 each to be funded at subsequent intervals as specified in the Agreement. The Company accounts for this arrangement as a financing liability in accordance with ASC 470. The inventory purchased under this arrangement serves as collateral securing the Company’s repayment obligation.

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

As of September 30, 2026, the outstanding balance of the inventory financing liability was $159,155, which is included in Notes payable in the accompanying consolidated balance sheet. The balance was not repaid in full by September 30, 2026, and in accordance with the Agreement the financing return rate continues to increase by two percent (2%) per month on the outstanding unpaid balance until the balance is fully repaid. This liability is classified as a current liability as the Company expects to repay the outstanding balance within the next twelve months.

Note 10 – Stockholders’ Deficit

During 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000 shares. As of September 30, 2026, there were 2,997,032,856 shares of common stock issued and outstanding.

Stock Issued for Services and Stock-Based Compensation

During the nine months ended September 30, 2026, the Company issued an aggregate of 277,142,858 shares of common stock to officers, employees, consultants, and vendors in exchange for services, and issued 2,293,909,287 shares of common stock upon the conversion of outstanding convertible notes and accrued interest. The shares issued for services were valued based on the fair value of the common stock on the respective grant or issuance dates.

During the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $328,388 and $328,388, respectively, related to the vesting of common stock awards issued to the Company’s Chairman and Chief Executive Officer.

For additional information regarding common stock issuances during 2025, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of September 30, 2026, the Company also had an outstanding related-party convertible promissory note payable to director Darryl V. Green with a principal balance of $25,000.

As of September 30, 2026, the aggregate outstanding balance of related-party notes payable, including accrued interest, totaled approximately $259,708.

Equity-Based Compensation to Executive Officers and Directors

On February 20, 2026, the Company issued an aggregate of 257,142,858 restricted shares of common stock to six members of its Board of Directors and executive officers, consisting of 42,857,143 shares issued to each individual, as compensation for board and management services rendered. The recipients and their respective titles were as follows: Charles S. Arnold (Chairman and Chief Executive Officer), Darryl V. Green (Director), John “JT” Thatch (Director), Benjamin Kaplan (Director), John W. Meyer (President, Chief Operating Officer, and Director), and David E. Price (Corporate Secretary). The shares were valued at an aggregate fair value of $77,143, based on a grant-date fair value of $0.0003 per share, representing the OTC market closing price of the Company’s common stock on February 20, 2026. All shares vested immediately upon issuance with no further service conditions. The full fair value of $77,143 was recognized as stock-based compensation expense in the nine months ended September 30, 2026, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

On the same date, the Company issued 20,000,000 restricted shares of common stock to CFO Squad, a third-party professional services firm engaged to provide Chief Financial Officer services to the Company. The shares were valued at $6,000, based on a grant-date fair value of $0.0003 per share. All shares vested immediately upon issuance. The full fair value of $6,000 was recognized as compensation expense in the nine months ended September 30, 2026.

The fair value of all shares issued on February 20, 2026 was measured using the observable OTC Pink Sheets market closing price on the grant date, which constitutes a Level 1 input under the fair value hierarchy established by ASC 820.

Chairman and Chief Executive Officer — Long-Term Vesting Award

The Company previously granted equity awards to its Chairman and Chief Executive Officer that are being amortized over an 82-month vesting period. During the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $110,665 and $110,666, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized $328,388 and $328,388, respectively, related to the vesting of these awards.

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

As of September 30, 2026 and December 31, 2025, the Company has accrued $267,000 related to this matter, which is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Court dismissed the former CEO’s request for summary judgment on March 3, 2023; however, the litigation remains ongoing.

As of the date of this filing, the Company was in default under certain Merchant Cash Advance (“MCA”) financing agreements. The lenders have filed legal proceedings seeking recovery of outstanding balances. These balances continue to be fully reflected as liabilities within the Company’s condensed consolidated balance sheet as of September 30, 2026.

Note 13 – Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, nothing other than the following:

Tony Little Product Sales Program

In October 2026, the Company entered into a strategic association with Mindset Productions Llc (Tony Little), one of the most recognized names in the U.S. fitness and wellness market, with decades of television sales experience and a large national following. Under the program, Tony Little will promote the Company’s products through television and digital media. Management believes this association is a significant growth opportunity and expects it to introduce the Company’s products to a large new customer audience, attract new distributors, and drive significant growth in sales volume. The program is funded by a third-party investor and does not require the Company to use its existing cash for advertising.

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

Business Advance Financing

In August 2026, the Company obtained a $102,000 business advance from Channel Partners Capital, LLC for working capital. See Note 6 to the accompanying consolidated financial statements.

Tony Little Product Sales Program
In October 2026, the Company entered into a strategic association with Mindset Productions Llc (Tony Little), one of the most recognized names in the U.S. fitness and wellness market, with decades of television sales experience and a large national following. Under the program, Tony Little will promote the Company’s products through television and digital media. Management believes this association is a significant growth opportunity and expects it to introduce the Company’s products to a large new customer audience, attract new distributors, and drive significant growth in sales volume. The program is funded by a third-party investor and does not require the Company to use its existing cash for advertising.

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

Three-Month Period Ended September 30, 2026 Compared to the Three-Month Period Ended September 30, 2025.

Net Sales

During the three months ended September 30, 2026 and 2025, net sales were $282,484 and $852,300, respectively, representing a decrease of $569,816. The decrease was primarily attributable to a smaller distributor base. Product shortages in early 2026 led to the loss of certain key distributors. Product supply has since been restored, and the Company had sufficient inventory to fulfill orders during the third quarter. Management is focused on rebuilding the distributor network through new distributor recruitment, re-engagement of former distributors and expanded sales programs, and expects these efforts to support sales growth in future periods. Management expects the Tony Little product sales program, launched in October 2026, to support the growth of the distributor base and sales in future periods (see “Recent Developments” above).

Cost of Goods Sold

During the three months ended September 30, 2026 and 2025, cost of goods sold was $68,914 and $169,817, respectively, representing a decrease of $100,903. Gross profit was $213,570 for the three months ended September 30, 2026, compared to $682,483 for the same period in 2025, a decrease of $468,913. Gross margin was 75.6% for the three months ended September 30, 2026, compared to 80.1% for the same period in 2025. The compression in gross margin percentage reflects the impact of certain fixed fulfillment and freight costs that do not decline proportionally with revenue.

Operating Expenses

During the three months ended September 30, 2026 and 2025, total operating expenses were $584,968 and $1,021,700, respectively, reflecting a favorable decrease of $436,732. The decrease was driven by reductions across expense categories, as follows:

Commission expense decreased by $83,555, from $125,192 for the three months ended September 30, 2025 to $41,637 for the three months ended September 30, 2026. The decrease was primarily attributable to lower distributor-driven net sales during the quarter. Commissions on distributor-driven revenue were incurred at rates consistent with prior periods. The Company expects commission expense as a percentage of total net sales to fluctuate in future periods depending on the proportion of revenue generated through B2B versus independent distributor channels.

Selling and marketing expenses decreased by $9,935, from $14,073 to $4,138, reflecting the Company's continued focus on cost discipline and reduced expenditure on marketing and promotional activities.

General and administrative expenses decreased by $343,242 from $882,435 to $539,193. This reduction reflects management's ongoing cost management initiatives, including reductions in personnel costs, professional fees, and overhead.

The resulting operating loss for the three months ended September 30, 2026 was $371,398, compared to an operating loss of $339,217 for the same period in 2025, an increase of $32,181, as the decrease in gross profit exceeded the reduction in operating expenses.

Other Income and Expense

During the three months ended September 30, 2026 and 2025, total other expense was $107,177 and $473,324, respectively. Interest expense decreased to $109,526 for the three months ended September 30, 2026, from $508,699 for the same period in 2025. During the three months ended September 30, 2026, the Company recognized a loss on extinguishment of debt of $8,415, arising from the conversion of convertible notes payable into shares of common stock at a discount to the OTC market price, and other income of $10,764. No loss on extinguishment of debt was recognized during the three months ended September 30, 2025, which period included $35,375 of other income.

Interest expense for the three months ended September 30, 2026 was $109,526, compared to $508,699 for the same period in 2025.

During the three months ended September 30, 2026, the Company recognized a loss on extinguishment of debt of $8,415 arising from the conversion of convertible notes into shares of common stock at a discount to the OTC market price, as permitted under the terms of the respective loan agreements.

Net Loss

Our net loss for the three months ended September 30, 2026 was $478,575, compared to a net loss of $812,541 for the same period in 2025, an improvement of $333,966. Net loss attributable to non-controlling interest was $0 and $3,135 for the three months ended September 30, 2026 and 2025, respectively. Net loss available to common stockholders was $478,575 for the three months ended September 30, 2026, compared to $809,406 for the same period in 2025.

Nine-Month Period Ended September 30, 2026 Compared to the Nine-Month Period Ended September 30, 2025

Net Sales

During the nine months ended September 30, 2026 and 2025, net sales were $1,374,753 and $2,418,271, respectively, representing a decrease of $1,043,518. The decrease was primarily attributable to a smaller distributor base. Product shortages in early 2026 led to the loss of certain key distributors. Product supply has since been restored, and the Company had sufficient inventory to fulfill orders during the third quarter. Management is focused on rebuilding the distributor network through new distributor recruitment, re-engagement of former distributors and expanded sales programs, and expects these efforts to support sales growth in future periods.

Cost of Goods Sold

During the nine months ended September 30, 2026 and 2025, cost of goods sold was $341,203 and $463,508, respectively, a decrease of $122,305. Gross profit was $1,033,550 for the nine months ended September 30, 2026, compared to $1,954,763 for the same period in 2025, a decrease of $921,213. Gross margin was 75.2% for the nine months ended September 30, 2026, compared to 80.8% for the same period in 2025.

Operating Expenses

During the nine months ended September 30, 2026 and 2025, total operating expenses were $2,532,944 and $3,799,873, respectively, reflecting a favorable decrease of $1,266,929. Commission expense decreased by $285,131, from $431,960 to $146,829. Selling and marketing expenses decreased by $49,173, from $60,124 to $10,951. General and administrative expenses decreased by $932,625, from $3,307,789 to $2,375,164, reflecting management's ongoing cost management initiatives.

The resulting operating loss for the nine months ended September 30, 2026 was $1,499,394, compared to an operating loss of $1,845,110 for the same period in 2025, representing an improvement of $345,716.

Other Income and Expense

During the nine months ended September 30, 2026 and 2025, total other expense was $432,599 and $722,437, respectively. Interest expense decreased to $319,919 for the nine months ended September 30, 2026, from $833,794 for the same period in 2025, a reduction of $513,875. During the nine months ended September 30, 2026, the Company recognized a loss on extinguishment of debt of $123,444 arising from the conversion of convertible notes into common stock at a discount to the OTC market price, and other income of $10,764. No such loss was recognized in the prior-year period, which included $111,357 of other income.

Net Loss

Our net loss for the nine months ended September 30, 2026 was $1,931,993, compared to a net loss of $2,567,547 for the same period in 2025, an improvement of $635,554. Net loss available to common stockholders was $1,931,993 for the nine months ended September 30, 2026, compared to $2,564,412 for the same period in 2025.

Liquidity and Capital Resources

We incurred a net loss of $1,931,993 and $2,567,547 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we met our short-term liquidity requirements primarily through the conversion of outstanding convertible debt obligations into equity, notes payable financing, including inventory financing and a business advance from Channel Partners Capital, LLC, and the utilization of our factoring facility.

As of September 30, 2026, our current assets were $558,275, compared to $457,062 as of December 31, 2025. The increase in current assets was primarily attributable to increases in inventory as the Company continued to replenish product levels.

As of September 30, 2026, our current liabilities were $11,221,410, compared to $10,587,013 as of December 31, 2025. Current liabilities at September 30, 2026 were comprised of $5,910,763 of accounts payable and accrued expenses, $2,711,999 in notes payable, $1,832,414 in convertible debentures net of discounts, $762,918 in factoring liabilities, and $3,316 of deferred revenues. Our working capital deficit at September 30, 2026 was $10,663,135 compared to a working capital deficit of $10,129,951 at December 31, 2025. The Company continues to carry a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. See Note 2 to the accompanying condensed consolidated financial statements.

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $777,119, compared to $610,584 for the same period in 2025, reflecting an increase in cash used of $166,535. The primary non-cash adjustments to reconcile net loss to operating cash flows for the nine months ended September 30, 2026 included depreciation and amortization of $125,619; non-cash stock-based compensation of $328,388 and shares issued for services of $305,744; and a non-cash loss on extinguishment of debt of $123,444.

Changes in working capital during the nine months ended September 30, 2026 included an increase in accounts receivable of $6,400; an increase in inventory of $78,982; a decrease in prepaid expenses and other current assets of $1,479; an increase in accounts payable and accrued expenses of $500,502; a decrease in long term deposits of $16,480; and a decrease in deferred revenues of $168,169, reflecting the net effect of customer prepayments and subsequent order fulfillment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $295,295, compared to $390,586 for the same period in 2025. During the nine months ended September 30, 2026, financing activities consisted primarily of net proceeds from notes payable of $375,445, including inventory financing and the Channel Partners Capital, LLC business advance, offset by net repayments on factoring arrangements of $80,150. During the nine months ended September 30, 2026, the Company also completed significant non-cash financing transactions: 2,293,909,287 shares of common stock were issued upon the conversion of $346,045 of outstanding convertible principal and accrued interest under the terms of existing convertible note agreements. No cash proceeds were received in connection with these conversions.

Capital Resources and Future Requirements

The Company does not currently have sufficient cash resources to fund its operations beyond the near term without additional financing. The Company expects to raise additional capital through, among other things, continued issuances of equity or debt securities, the utilization of its existing inventory financing facility, and proceeds from factoring arrangements. There can be no assurance that such financing will be available on acceptable terms or at all. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient revenues and raise additional capital to fund its operations. See Note 2 to the accompanying condensed consolidated financial statements for additional information regarding the Company’s going concern assessment and management’s plans to address these conditions.

Plan of Operation and Funding

The Company expects to fund its operations over the next twelve months primarily through: (i) the Leviston Resources, LLC senior secured convertible facility (up to $7.0 million aggregate, of which approximately $1.56 million had been funded as of December 31, 2025 — note that funding is at the lender’s sole discretion and the Company cannot guarantee that additional draws will be made available); (ii) continued issuances of equity securities including shares issued pursuant to convertible note conversion agreements; (iii) short-term director loans as a supplemental liquidity backstop; and (iv) proceeds from factoring arrangements and revenue-based business advances. Investors should note that reliance on the Leviston facility represents a significant risk factor, as the lender retains full discretion over future funding. There is no assurance that the remaining facility capacity will be made available to the Company.

During the three months ended September 30, 2026, the Company continued to issue shares of common stock upon the conversion of outstanding convertible debt obligations pursuant to the terms of existing convertible note agreements. Between July 1, 2026 and July 29, 2026, the Company issued 258,511,271 shares of common stock, bringing total shares outstanding to 2,997,032,856 as of September 30, 2026. These issuances were comprised of conversions of outstanding convertible debt obligations; no cash proceeds were received by the Company. The continued conversion of convertible debt into equity results in significant dilution to existing stockholders.

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

Stockholders’ Deficit

Authorized Shares

The Company is authorized to issue up to 5,000,000,000 shares of common stock, $0.001 par value, pursuant to the amendment to the Articles of Incorporation (see Note 10). Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 6, 2019, the former CEO prior to the Company’s Bankruptcy, filed a lawsuit against the Company’s subsidiary Stemtech HealthSciences, alleging unpaid salary and vacation time dating to a period predating the Company’s current management team taking control in 2018. Plaintiff’s claim is in the amount of $267,000. The Company has counter-sued the plaintiff personally and deems this matter non-meritorious. At the same time, the Company has accrued $267,000 which is included in accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2026, and December 31, 2025. Plaintiff’s request for Summary Judgment was dismissed by the Court on March 3, 2023.

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

Item 2. Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Stemtech Corporation

Date: November 13, 2026	By:	/s/ Charles S. Arnold
Charles S. Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Srilakshmi Vadlapatla
Srilakshmi Vadlapatla
	Title:	Chief Financial Officer (Principal Financial Officer)

